Form 10-K
period 2011-03-31
Inca Global, Inc
filed 2011-07-14
CIK 1497917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Inca Global, Inc
(Exact Name of Registrant as Specified in its Charter)

Delaware	000-50461	27-2787079
(State or Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

2421 Fenton St. Chula Vista CA	91914
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (619) 752-6766

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	None

Securities registered pursuant to Section 12(g) of the act:  Common Stock, par value $0.0001 per share

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $0 as of March 31, 2011 because there was no trading market for the registrant’s securities and all outstanding stock was owned by an affiliate.

On June 29, 2011 there were 25,362,500 shares of the registrant’s common stock outstanding

ITEM 1.  BUSINESS

This report contains forward-looking statements. In some cases, these statements may be identified by terminology such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” and other comparable terminology. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to develop our operations, our ability to satisfy our obligations, our ability to raise capital as necessary, our ability to generate revenues and pay our operating expenses, our ability to consummate the acquisition of additional assets,  economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein.  Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Item 1A - "Risk Factors" as well as the risk factors described in our other filings with the Securities and Exchange Commission.  Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to update any of our forward-looking statements. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business. “We,” “us,” “our,” the “Company,” Accelerated Acquisitions XI, Inc.,” and “Inca” as used in this report refer to Inca Global, Inc., a Delaware corporation..

None of the Company’s securities are registered for resale with the Securities and Exchange Commission. The outstanding shares of common stock may only be resold through registration under the Securities Act of 1933, or under an applicable exemption from registration.

From inception May 4, 2010, Accelerated Acquisitions XI, Inc. was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objectives were to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company has not restricted our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

On May 4, 2010, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLC for an aggregate investment of $2,000.00.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On March 7, 2011, Daniel Correa, PhD. agreed to acquire 22,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  In addition, under a separate Consulting Services Agreement entered into on the same day (which is described below), AVP received an option pursuant to the Consulting Services Agreement to purchase 1,500,000 shares of the Company’s common stock for a price of $0.0001 per share, which AVP immediately exercised. The 1,500,000 shares purchased under option by AVP are subject to repurchase by the Company therefore new shares were issued and a portion of the AVP shares issued May 4, 2010 were tendered.  Following these transactions, Daniel Correa, PhD, owned 88.2% of the Company’s 25,350,000, issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 11.8% of the total issued and outstanding shares.  Simultaneously with the share purchase, Daniel Correa, PhD was appointed to the Company’s Board of Directors.  Such action represents a change of control of the Company.

Prior to the purchase of the shares, Daniel Correa, PhD.  was not affiliated with the Company. However, Daniel Correa, PhD.  will be deemed affiliates of the Company after the share purchase as a result of their stock ownership interest in the Company. The purchase of the shares by Daniel Correa, PhD. was completed pursuant to written Subscription Agreements with the Company. The purchase was not subject to any other terms and conditions other than the sale of the shares in exchange for the cash payment.  The Company  filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “Inca Global Inc.” that went affective April 6, 2011.

On March 7, 2011, the Company entered into a Consulting Services Agreement with Accelerated Venture Partners LLC (“AVP”), a company controlled by Timothy J. Neher.  The agreement requires AVP to provide the  Company  with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy in consideration of (a) an option granted by the Company to AVP to purchase 1,500,000 shares of the Company’s common stock at a price of $0.0001 per share (the “AVP Option”) (which was immediately exercised by the holder) subject to a repurchase option granted to the Company to repurchase the shares at a price of $0.0001 per share in the event the Company fails to complete funding as detailed in the agreement subject to the following milestones:
.
●	Milestone 1 -	Company’s right of repurchase will lapse with respect to 60% of the shares upon securing $5 million in available cash from funding;

●	Milestone 2 -	Company’s right of repurchase will lapse with respect to 40% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1);

and (b) cash compensation at a rate of $66,667 per month.  The payment of such compensation is subject to Company’s achievement of certain designated milestones, specifically, cash compensation of $400,000 is due consultant upon the achievement of Milestone 1, $400,000 and $400,000 upon the achievement of Milestone 2. Upon achieving each Milestone, the cash compensation is to be paid to consultant in the amount then due at the rate of $66,667 per month. The total cash compensation to be received by the consultant is not to exceed $800,000 unless the Company receives an amount of funding in excess of the amount specified in Milestone 2. If the Company receives equity or debt financing that is an amount less than Milestone 1, in between any of the above Milestones or greater than the above Milestones, the cash compensation earned by the Consultant under this Agreement will be prorated according to the above Milestones.

The Company also has the option to make a lump sum payment to AVP in lieu of all amounts payable thereunder.

On March 11, 2011, the Company entered into a Licensing Agreement (“Licensing Agreement”) with Eco Global Corporation a Nevada Corporation (“Licensor”) pursuant to which the Company was granted an, exclusive license for the Territory (“Worldwide Rights”)for intellectual property developed by Licensor, principally comprising of a unique intellectual property INCABLOCK™ for the production of Concrete Interlocking Modular Blocks System, which can be safely and efficiently assembled without any mortar (the “Technology”).  The license includes the use of US patent No. 7,305,803 with an expiration date of May 16, 2025 and Trademarks under serial No. 77/439,024. The Company, with the INCABLOCK™  technology, intends to license the ability to design, manufacture and market customized concrete block products, interlocking concrete blocks, roofing structures, light concrete aggregate panels and a "kit system" of a pre-fabricated houses or structures on a standard format or custom made basis according to customer blue prints.

Prior to the licensing transaction entered into on March 11, 2011, the Company was a “blank check company.” Shares of the Company’s common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations. Shares of our common stock including shares issued to AVP cannot be sold before or after an acquisition under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”) if the Company is designated a “shell company,” and for 12 months after it ceases to be a “shell company,” provided the Company otherwise is in compliance with the applicable rules and regulations. Compliance with the criteria for securing exemptions under federal securities laws and the securities laws of the various states is extremely complex, especially in respect of those exemptions affording flexibility and the elimination of trading restrictions in respect of securities received in exempt transactions and subsequently disposed of without registration under the Securities Act or state securities laws.

On March 28, 2011, the Company sold a total of 12,500 common shares at a price of $2.40 per share to one investor and raised $30,000 in this offering.

AVP has indicated to the Company that it will pay the on-going administrative expenses of the Company until Inca Global enters into a financing transaction. These on-going administrative expenses differ from the services covered in the Consulting Services Agreement.  Through March 31, 2011, the Company has incurred approximately $79,300 of expenses related to its operations, and of this amount approximately $58,915 remained due to AVP. Inca Global currently does not pay any cash compensation to its directors, officers or employees, but plans to do so if it succeeds in securing additional financing.

The Company is an emerging growth company that has licensed technology to entry into a unique business of designing, manufacturing and marketing customized concrete block products, interlocking concrete blocks, roofing structures, light concrete aggregate panels and a “kit system” of a pre-fabricated houses or structures on a standard format or custom made basis according to customer blue prints.

TECHNOLOGY

The Company licensed a proprietary technology known as INCABLOCK™ Construction System to establish a business that specializes in pre-manufactured houses, as well as commercial and industrial structures. These opportunities will be offered through strategic joint ventures and licensing for manufacturing and or marketing. The Company intends to focus first in Mexico, followed by the USA and subsequently other countries.

OVERVIEW

The Company licensed a unique intellectual property (the Patent) for the production of Concrete Interlocking Modular Blocks System, which can be safely and efficiently assembled without mortar. The Company initially intends to generate revenue by designing, selling and contract manufacture customized concrete block products, interlocking concrete blocks, roofing structures, light concrete aggregate panels and a "kit system" of a pre-fabricated houses or structures on a standard format or custom made basis according to customer blue prints. The Company may also evaluate licensing opportunities worldwide whereby the Company may assist a licensee in developing a plant for the production of the block to market prefabricated buildings using the technology covered under the Company’s licensed patent. Furthermore, to provide a strong, innovative construction system with which to construct housing developments and commercial buildings, e.g. warehouses, hangars, etc.

THE PATENT AND TRADEMARK

The licensor submitted a patent application to the United States Patent and Trademark Office on September 18, 2000 and subsequently an improvement filing was made in 2003. The inventors are Mr. Daniel D. Correa and Mr. Lorenzo Correa. The Patent letter was granted on December 11, 2007 with the Patent No. 7,305,803 with an expiration date of May 16, 2025. Trademark applications were filed on April 3, 2008 (serial No. 77/439,024) for INCABLOCK™.

PRODUCT DESCRIPTION

The Company, with the INCABLOCK™ technology, will design, manufacture, market and license customized concrete block products, interlocking concrete blocks, roofing structures, light concrete aggregate panels and a “kit system” of a pre-fabricated houses or structures on a standard format or custom made basis according to customer blue prints. The first three model homes were produced in 2007 and a limited amount of other samples have been produced to date. Below are features of the INCABLOCK™ system that the Company believes set it apart from other block systems or standard construction:

●	The INCABLOCK™ product line offers more than six different modular blocks in different thicknesses (4”-6”-8”-12”) that can be versatile to accommodate a total modular construction project.

●
Interlocking capabilities on all contact faces, each block forms a dilatation joint in each contact face of the block (top-bottom-left side-right side), increasing the flexibility to resist earthquakes and high winds.

●
Mortar-less, it does not require mortar as its design includes an interlocking tongue and groove system that allows an easy assembly; they can be grouted inside their cells when dictated by the structural plans.

●	Self-alignment capabilities-all blocks of the system are component to each other and can only be fit in one-way position.

●	Per conventional square meter is quicker to assemble than standard construction methods.

●	Hollow cells in their block interior allows the passage of re-bars, insulation materials, cables, pipes for utilities and grout when needed.

●	Unskilled labor rated, after the first course is grouted to the flooring structure, the blocks are just assemble together.

●	Fire resistant. Since concrete blocks do not support combustion and their mass transfer’s heat slowly their fire resistance is very high.

●	Sound control, especially important in multi-unit housing, commercial and industrial applications, and excellent sound barrier for populated areas with highways.

●	Attractive finishes. Perfectly aligned blocks with no mortar provide a better surface for applying decorative finishes by brush, towel, or spray, in some areas may be left expose.

●
Pre-manufactured kit for houses and buildings with all the necessary modular pieces including blocks with self contained electrical and plumbing outlets, window molding and sills, cornices, dentils, etc.

MARKETING

The market for factory-built housing is affected by a number of factors, including the availability, cost and credit underwriting standards of consumer financing, consumer confidence, employment levels, general housing market and other economic conditions and the overall affordability of factory-built housing versus other forms of housing. In addition, demographic trends such as changes in population growth and competition affect demand for housing products. Interest rates and the availability of financing also influence the affordability of factory-built housing.

The Company believes the segment of the housing market in which manufactured housing is most competitive includes consumers located in developing countries and lower class consumerism in the United States. The comparatively low cost of manufactured homes attracts these consumers. People in rural areas, where fewer housing alternatives exist, and those who presently live in factory-built homes, also make up a significant portion of the demand for new factory-built housing.

The Company initially intends to generate revenue by designing, selling and contract manufacture customized concrete block products, interlocking concrete blocks, roofing structures, light concrete aggregate panels and a "kit system" of a pre-fabricated houses or structures on a standard format or custom made basis according to customer blue prints. The Company may also evaluate licensing opportunities worldwide whereby the Company may assist a licensee in  developing a plant for the production of the block to  market prefabricated buildings using the technology covered under the Company’s licensed patent

In the past, a number of factors have restricted demand for factory-built housing, including in some cases, less-favorable financing terms compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. Certain of these adverse factors have lessened considerably in recent years with the improved quality and appearance of factory-built housing.

COMPETITION

The main competition that is found outside North America is the standard cinder block construction that requires to be grouted in place and is done by specialized labor, the competition in the US and Canada is conventional stick built homes, mobile homes, and manufactured homes. Additional factors affecting the decision of choosing building materials would be the area, the availability of the building material, the available of craftsmanship, local labor cost, import taxes, and local financing acceptance.

GOVERNMENT REGULATIONS

 Portions of our business are heavily regulated by federal, state and local environmental regulations, including those promulgated under the Environmental Protection Agency. These federal, state and local environmental laws and regulations govern the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites. Our businesses may involve working around and with volatile, toxic and hazardous substances and other regulated substances.  We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures; however, we cannot predict the effect on our operations of possible future environmental legislation or regulations. Further, every county or city that we will operate in will have a building code that must be followed which includes special requirements for earthquakes, hurricanes or tornados.

EMPLOYEES

 We currently have one employee who is full-time. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

RISK FACTORS

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to continue as a going concern and our ability to obtain future financing.

In their report dated July 13, 2011 our independent auditors stated that our financial statements for the period from inception May 4, 2010 through March 31, 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

We were formed in May, 2010 and have a limited operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objectives.

We are a development stage company with limited operating results to date. Since we do not have an established operating history or regular sales yet, you will have no basis upon which to evaluate our ability to achieve our business objectives.

 The absence of any significant operating history for us makes forecasting our revenue and expenses difficult, and we may be unable to adjust our spending in a timely manner to compensate for unexpected revenue shortfalls or unexpected expenses.

As a result of the absence of any operating history for us, it is difficult to accurately forecast our future revenue. In addition, we have limited meaningful historical financial data upon which to base planned operating expenses. Current and future expense levels are based on our operating plans and estimates of future revenue. Revenue and operating results are difficult to forecast because they generally depend on our ability to promote and sell our services. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would result in further substantial losses. We may also be unable to expand our operations in a timely manner to adequately meet demand to the extent it exceeds expectations.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

We are currently in the early stages of developing our business. There can be no assurance that at this time that we will operate profitably or that we will have adequate working capital to meet our obligations as they become due.

Investors must consider the risks and difficulties frequently encountered by early stage companies, particularly in rapidly evolving markets. Such risks include the following:

●	Competition
●	ability to anticipate and adapt to a competitive market;
●	ability to effectively manage expanding operations; amount and timing of operating costs and capital expenditures relating to expansion of our business, operations, and infrastructure; and
●	dependence upon key personnel to market and sell our services and the loss of one of our key managers may adversely affect the marketing of our services.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks. In the event that we do not successfully address these risks, our business, prospects, financial condition, and results of operations could be materially and adversely affected and we may not have the resources to continue or expand our business operations.

 We are a development stage company and are substantially dependent on a third party

The Company is a development stage Company and is currently substantially dependent upon technology licensed from Eco Global Corporation.  Moreover, since demand for custom building materials has not, to the Company’s knowledge, been effectively addressed by others on a global basis, Management believes, but cannot assure, that it has an opportunity and both the capability and experience to be successful in its endeavor to generate savings for purchasers of custom building materials in its target markets.

We have no profitable operating history and May Never Achieve Profitability

 From inception (May 4, 2010) through March 31, 2011, the Company has an accumulated deficiency during the development stage of $79,300 notwithstanding the fact that the principals of the Company have worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have not generated revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, and unanticipated difficulties regarding the marketing and sale of our services. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

We have a need to raise additional capital

The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License.  Funding would be required for staffing, marketing, public relations and the necessary research precedent to expanding the scope of its offering to include the global market. The Company intends to seek an aggregate of $10,000,000 in 2011 and 2012 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $3,369,000 will be used for management, sales and marketing, $5,557,100 will be used for the building of a manufacturing plant including the employee salaries and an estimated $821,000 will be spent on legal, accounting, rent and other payables leaving $1,095,000 in reserve for increased working capital. It estimated the minimum amount of capital the company needs to raise over the next twelve months is $1 million to continue operations.  There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for purchases of building materials and homes by commercial enterprises and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $10,000,000 estimated to be required.

The Company’s Management and its advisors lack meaningful experience in the marketing of the Licensed building material products

In view of the fact that the marketing of the Company’s licensed building material products is a new business and there are no known comparable models in the market, the Company lacks the specific experience to implement its business plan.  While the Company will seek to obtain resources which will support its marketing activities, there is no assurance that this lack of experience will not negatively affect the Company’s implementation of its business plan and prospects for growth and ultimate success.

Dependence on our Management, without whose services Company business operations could cease.

 At this time, our management is wholly responsible for the development and execution of our business plan. Our management is under no contractual obligation to remain employed by us, although they have no present intent to leave. If our management should choose to leave us for any reason before we have hired additional personnel our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find qualified management who could develop our business along the lines described herein or would be willing to work for compensation the Company could afford. Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

 Our officers and directors devote limited time to the Company’s business and are engaged in other business activities

 At this time, one officer and director devotes their full-time attention to the Company’s business. Based upon the growth of the business, we would intend to employ additional management and staff. With only one fulltime devoted officer and director the Company’s business could adversely affect the Company’s business operations and prospects for the future. Without a full-time devoted management team, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Concentrated control risks; shareholders could be unable to control or influence key corporate actions or effect changes in the Company’s board of directors or management.

 Our current officers and directors currently own 22,350,000 shares of our common stock, representing approximately 89% of the voting control of the Company. Our current officers and directors therefore have the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws.

Lack of additional working capital may cause curtailment of any expansion plans while raising of capital through sale of equity securities would dilute existing shareholders’ percentage of ownership

 Our available capital resources will not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to March 31, 2011. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, we could be placed in the position of having to cease all operations.

We do not presently have a traditional credit facility with a financial institution. This absence may adversely affect our operations

 We do not presently have a traditional credit facility with a financial institution. The absence of a traditional credit facility with a financial institution could adversely impact our operations. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts. Without such credit facilities, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Our inability to successfully achieve sales could adversely affect our financial condition

No assurance can be given that we will be able to successfully achieve sales in order to cover our operating expenses and achieve sustainable profitability. Without such sales, the Company could be forced to cease operations.

Our success is substantially dependent on general economic conditions and business trends, particularly in the natural products, a downturn of which could adversely affect our operations

The success of our operations depends to a significant extent upon a number of factors relating to business spending. These factors include economic conditions, activity in the financial markets, general business conditions, personnel cost, inflation, interest rates and taxation. Our business is affected by the general condition and economic stability of our customers and their continued willingness to work with us in the future. An overall decline in the demand for building services could cause a reduction in our sales and the Company could face a situation where it never achieves a critical mass of sales and thereby be forced to cease operations.

Changes in generally accepted accounting principles could have an adverse effect on our business financial condition, cash flows, revenue and results of operations.

We are subject to changes in and interpretations of financial accounting matters that govern the measurement of our performance. Based on our reading and interpretations of relevant guidance, principles or concepts issued by, among other authorities, the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, and the United States Securities and Exchange Commission, our management believes that our current contract terms and business arrangements have been properly reported. However, there continue to be issued interpretations and guidance for applying the relevant standards to a wide range of contract terms and business arrangements that are prevalent in the industries in which we operate. Future interpretations or changes by the regulators of existing accounting standards or changes in our business practices could result in future changes in our revenue recognition and/or other accounting policies and practices that could have a material adverse effect on our business, financial condition, cash flows, revenue and results of operations.

We will need to increase the size of our organization, and may experience difficulties in managing growth.

We are a small company with one full-time employee. We expect to experience a period of significant expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate managers. Our future financial performance and its ability to compete effectively will depend, in part, on its ability to manage any future growth effectively.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which it has relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

  We incur costs associated with SEC reporting compliance.

We incur certain costs of compliance with applicable SEC reporting rules and regulations including, but not limited to attorneys fees, accounting and auditing fees, other professional fees, financial printing costs and Sarbanes-Oxley compliance costs in an amount estimated at approximately $25,000 per year. On balance, the Company determined that the incurrence of such costs and expenses was preferable to the Company being in a position where it had very limited access to additional capital funding.

The availability of a large number of authorized but unissued shares of common stock may, upon their issuance, lead to dilution of existing stockholders.

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share, of which, as of March 10, 2011, 25,350,000 shares of common stock were issued and outstanding. We are also authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value, none of which are issued and outstanding.  These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below prior investment valuations, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the value of our common stock.

We may need additional capital that could dilute the ownership interest of investors.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of our common stock and they may experience additional dilution. We cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, we have experienced negative cash flow from operations and expect to experience significant negative cash flow from operations in the future. The issuance of additional common stock by the Company may have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock.

We may not have adequate internal accounting controls. While we have certain internal procedures in our budgeting, forecasting and in the management and allocation of funds, our internal controls may not be adequate.

We are constantly striving to improve our internal accounting controls. While we believe that our internal controls are adequate for our current level of operations, we believe that we may need to employ accounting additional staff as our operations ramp up. We do not have a dedicated full time Chief Financial Officer, which we intend to employ within the next twelve months. Additionally, our board of directors has not designated an Audit Committee and we do not presently have any outside directors.  We intend to attract outside directors once the Company commences full operations, and to designate an Audit Committee from such outside directors. There is no guarantee that such projected actions will be adequate or successful or that such improvements will be carried out on a timely basis. If, in the future, we do not have adequate internal accounting controls, we may not be able to appropriately budget, forecast and manage our funds, we may also be unable to prepare accurate accounts on a timely basis to meet our continuing financial reporting obligations and we may not be able to satisfy our obligations under US securities laws.

We do not intend to pay cash dividends in the foreseeable future

We currently intend to retain all future earnings for use in the operation and expansion of our business. We do not intend to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

There is currently no market for our securities and there can be no assurance that any market will ever develop or that our common stock will be listed for trading.

The Company’s stock has not been approved for trading on the OTCBB or any other exchange and the Company has not contacted any market makers about applying on behalf of the Company. Therefore, there has not been any established trading market for our common stock and there is currently no market for our securities. Even if we are ultimately approved for trading on the OTC Bulletin Board (“OTCBB”), there can be no assurance as the prices at which our common stock will trade if a trading market develops, of which there can be no assurance.  Until our common stock is fully distributed and an orderly market develops, (if ever) in our common

   Our common stock is subject to the Penny Stock Regulations

Once it commences trading (if ever) our common stock will likely be subject to the SEC's “penny stock” rules to the extent that the price remains less than $5.00. Those rules, which require delivery of a schedule explaining the penny stock market and the associated risks before any sale, may further limit your ability to sell your shares.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share. Our common stock currently has no “market price” and when and if a trading market develops, may fall within the definition of penny stock and subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000, or annual incomes exceeding $200,000 or $300,000, together with their spouse).

For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, for any transaction, other than exempt transactions, involving a penny stock, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the `penny stock` rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell their common stock in the secondary market.

Our common stock is illiquid and may in the future be subject to price volatility unrelated to our operations

Our common stock has no market price and, if and when a market price is established, could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the market price of our common stock (if and when a market price is established) and could impair our ability to raise capital through the sale of our equity securities.

We have not voluntarily implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics.  We have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so.  It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct.  Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We Are A New Venture With No Operating History

The Company was recently organized and only recently shifted its focus to the construction industry. Due to our limited operating history, our ability to operate successfully is materially uncertain and our operations are subject to all risks inherent in a developing business enterprise. We have no operating history upon which you may evaluate our operations and prospects. Our limited operating history makes it difficult to evaluate our likelihood of commercial viability and market acceptance of our proposed operations.  Our potential success must be evaluated in light of the problems; expenses and difficulties frequently encountered by new businesses in general and particularly in the manufacturing and construction industry of masonry products.

Lack of Proven Business Model

To date, we have not generated any significant sales.  There can be no assurance, however, that the implementation of such a plan, or that the implementation of the overall business plan developed by management, will result in a viable business generating revenue or that if it does result in sales, that such sales will necessarily translate into profitability.  Failure to properly develop the Company’s plan of expansion will prevent the Company from generating meaningful product sales.

Tight credit standards and loan terms, curtailed lending activity, and increased interest rates among consumer lenders could reduce our sales, if any. If consumer financing were to become further curtailed, sales may not develop.

The consumers who will buy our homes or the developers that use our technology may use secured consumer financing from third party lenders. The availability, terms and costs of consumer financing depend on the lending practices of financial institutions, governmental regulations and economic and other conditions, all of which are beyond our control. Manufactured home consumer financing is at times more difficult to obtain than financing for site-built and modular homes.

The poor performance of portfolios of manufactured housing consumer loans in past years has made it more difficult for industry consumer finance companies to obtain long-term capital. As a result, consumer finance companies have curtailed their industry lending and many have exited the manufactured housing market. Additionally, the industry has seen certain traditional real estate mortgage lenders tighten terms or discontinue financing for manufactured housing.

 If consumer financing for manufactured homes were to be further curtailed, we may not be able to develop sales and our operating results and cash flows would suffer.

If we are unable to establish or maintain relationships with licensees, we may not be able to develop sales and our operating results and cash flows could suffer.

 We may not be able to establish relationships with licensees or maintain good relationships with licensees. Even if we do establish and maintain relationships with independent licensees, these licensees are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The licensees with whom we may develop relationships with can cancel these relationships on short notice. In addition, these parties may not remain financially solvent, as they are subject to the same industry, economic, demographic and seasonal trends that we face. If we do not establish and maintain relationships with solvent independent retailers in the markets we serve, sales in those markets could decline and our operating results and cash flows could suffer.

The factory-built housing industry is very competitive. If we are unable to effectively compete, our growth could be limited, our sales may not materialize and our operating results and cash flows could suffer.

The factory-built housing industry is highly competitive at both the manufacturing and retail levels, with competition based, among other things, on price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of consumer financing. Numerous companies produce factory-built homes in our markets. Some of our manufacturing competitors have captive retail distribution systems and consumer finance operations. In addition, there are independent factory-built housing retail locations in most areas where we intend to sell our products. Because barriers to entry to the industry at both the manufacturing and retail levels are low, we believe that it is relatively easy for new competitors to enter our markets. In addition, our products compete with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses and condominiums. If we are unable to effectively compete in this environment, our manufacturing shipments and retail sales could be reduced. As a result, our sales could decline and our operating results and cash flows could suffer.

 If the factory-built housing industry is not able to secure favorable local zoning ordinances, our sales, if any, may not materialize and our operating results and cash flows could suffer.

Limitations on the number of sites available for placement of manufactured homes or on the operation of manufactured housing communities could reduce the demand for manufactured homes and our sales, if any. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, some property owners have resisted the adoption of zoning ordinances permitting the use of manufactured homes in residential areas, which we believe has restricted the growth of the industry. Manufactured homes may not receive widespread acceptance and localities may not adopt zoning ordinances permitting the development of manufactured home communities. If the manufactured housing industry is unable to secure favorable local zoning ordinances, our sales could decline and our operating results and cash flows could suffer.

We face competition from numerous sources and competition may increase, leading to a decline in revenues.

 We compete primarily with well-established companies, many of which we believe have greater resources than the company.  We believe that barriers to entry in the new construction of houses services sector are not significant and start-up costs are relatively high, so our competition may increase in the future.  New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively similar cost.  If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion.  We may not have the resources to compete effectively with current or future competitors.  If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

At this time, the Company maintains its designated office at 2421 Fenton St. Chula Vista, CA 91914.  The Company’s telephone number is 619-752-6766.  The Company’s fax number is 650-378-1399.  The Company’s website is www.incablock.com.

ITEM 3.  LEGAL PROCEEDINGS

While we are not currently a party to any material pending legal proceedings, from time to time we may be named as a party to lawsuits in the normal course of our business.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock or any other class of our equity securities.

As of June 30, 2011, there were two (3) holders of record of our common stock and a total of 25,362,500 shares of common stock outstanding. All common stock currently outstanding was issued by the Company under applicable exemptions from registration under the Securities Act. None of our stock is registered under the Exchange Act, and no stock may be sold or offered unless registered with the SEC or sold under an applicable exemption from registration. There were no holders in “street name.”

To date, Inca Global has not paid any dividends. The Company does not intend to pay dividends in the foreseeable future, as the Company plans to retain its funds for operating purposes.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our discussion includes forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements made which are not purely historical are forward-looking, and are based upon current expectations that involve risks and uncertainties. Actual results and the timing of events could differ materially from those anticipated or implied in these forward-looking statements as a result of a number of factors, including those set forth In Item 1A -“Risk Factors” of this Annual Report on Form 10-K.  We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Plan of Operation

The Company licensed a unique intellectual property (the Patent) for the production of Concrete Interlocking Modular Blocks System, which can be safely and efficiently assembled without mortar. The Company initially intends to generate revenue by designing, selling and contract manufacture customized concrete block products, interlocking concrete blocks, roofing structures, light concrete aggregate panels and a "kit system" of a pre-fabricated houses or structures on a standard format or custom made basis according to customer blue prints. The Company may also evaluate licensing opportunities worldwide whereby the Company may assist a licensee in developing a plant for the production of the block to market prefabricated buildings using the technology covered under the Company’s licensed patent. Furthermore, to provide a strong, innovative construction system with which to construct housing developments and commercial buildings, e.g. warehouses, hangars, etc..

On March 11, 2011, the Company entered into a Licensing Agreement (“Licensing Agreement”) with  Eco Global Corp. a Nevada Corporation (“Licensor”) pursuant to discussion between the Company’s Chief Executive Officer (CEO) Daniel D. Correa and  Eco Global Corps board of directors  that lead to the Company being granted an, exclusive license for certain territories for intellectual property INCABLOCK™ developed by Licensor, principally comprising of a unique intellectual property for the production of Concrete Interlocking Modular Blocks System, which can be safely and efficiently assembled without any mortar (the “Technology”).  The license includes the use of US patent No. 7,305,803 with an expiration date of May 16, 2025 and Trademarks under serial No.77/439,024. The Company, with the IncaBlock technology, intends to design, manufacture and market customized concrete block products, interlocking concrete blocks, roofing structures, light concrete aggregate panels and a "kit system" of a pre-fabricated houses or structures on a standard format or custom made basis according to customer blue prints.

The term of the Licensing Agreement and of the rights, authorities and licenses granted to the Licensee pursuant to the Licensing Agreement for (i) the Technology, (ii) any improvements of or to the Technology, or (iii) any product which embodies the Technology or such improvements shall commence upon execution of this Agreement and continue for thirty (30) years, provided that the Licensee is not in breach or default of any of the terms or conditions contained in this Agreement.

 Pursuant to the Licensing Agreement, Eco Global granted the Company the following rights for $100,000 dollars that was owed to Mr. Correa for services rendered to Eco Global:

Licensor granted to Licensee an exclusive, non-transferable, license for use in the Territory (worldwide rights), with a limited right of sublicense to allow the Licensee to use the Intellectual Property to make, use, and apply the Technology in the course of Licensee’s business, which, in the absence of the License, would infringe Licensor’s intellectual property.  Except for the rights granted pursuant to the License, Licensor shall retain all rights, title and interest to the Technology and any improvements thereto—although the License includes the Company’s right to utilize such improvements. The Licensee shall be responsible for all of the testing and improvements to the Technology and Licensor shall retain all rights to the Improvements, but such Improvements shall also be a part of the License. Licensee shall have the right to offer limited royalty-bearing sublicenses to third parties where such third parties are in a position to commercialize the Technology in ways that Licensee cannot accomplish in a competitive manner.  Licensee shall pay Licensor two percent (2.0%) of all royalties and fees received from such third parties and Licensee shall pay Licensor a royalty of three percent (3%) of all gross revenues resulting from the use of the Technology by Licensee, except as otherwise modified in writing.

The license is terminated upon the occurrence of events of default specified in the License Agreement and outlined as followed:

If any of the Parties are in breach or default of the terms or conditions contained in this Agreement and do not rectify or remedy that breach or default within 90 days from the date of receipt of notice by the other party requiring that default or breach to be remedied, then the other party may give to the party in default a notice in writing terminating this Agreement.

Licensee may, at its option, terminate this Agreement at anytime by doing the following:

By ceasing to use the Technology and offer the services facilitated by any Licensed Products. Giving sixty (60) days prior written notice to Licensor of such cessation and of Licensee’s intent to terminate, and upon receipt of such notice, Licensor may immediately begin negotiations with other potential licensees and all other obligations of Licensee under this Agreement will continue to be in effect until the date of termination. By tendering payment of all accrued royalties and other payments due to Licensor as of the date of the notice of termination and evidencing to the Licensor that provision has been made for any prospective royalties and other payments to which Licensor may be entitled after the date of termination.

Licensor may terminate the License Agreement if Licensee is in breach or default of the terms or conditions contained in this Agreement and does not rectify or remedy that breach or default within 90 days from the date of receipt of notice by Licensor requiring that default or breach to be remedied, then Licensor, may alter License granted by this Agreement with regards to its exclusivity, its territorial application and restrictions on its application.

Licensee and Licensor shall immediately notify each other of all unauthorized uses, infringements, imitations and any other claims against the interests of Licensor and Licensee and assist each other in the enforcement of trade-mark, copyright, patent and industrial design protection relating to the Intellectual Property. Each of Licensor and Licensee shall have the right, but not the obligation, to decide whether to take action against infringements and imitations or defend against any action with respect to the Intellectual Property, and Licensee shall cooperate in any such action or defense.  Licensee and Licensor shall be required to use industry standard non-disclosure agreements or mutually acceptable non-disclosure agreements when dealing with third parties in order to safeguard and protect Intellectual Property.

The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding.

The Company will require significant additional financing in order to market its INCABLOCK solutions to suppliers and buyers, achieve the milestones and generate revenue to avoid the discontinuation of the License, including the following estimated amounts for research, development and commercialization expenses related to the Technology. The Company therefore intends to raise an aggregate of $10 million in 2011 and 2012, the proceeds of which would be utilized as follows:

Management, Business Development and related expenses:

Management 1	$1,089,000

Business Development 2	$1,930,000

Manufacturing expenditures:

Manufacturing Plant	$4,715,000

Plant employees	$856,000

Other expenditures:

Advertising and Public Relations	$350,000

Rent and other payables	$203,000

Finance, legal, accounting and closing costs	$618,000

Increase in Working Capital	$1,095,000

Total Use of Proceeds	$10,000,000

(1)   Includes base compensation, benefits and expenses for director-level, and above, domestic and international employees over a two year time frame with the number of management team members (4) ramping up commensurate with the staff build-up. Of the total, 65% is for base compensation, 13% for benefits and taxes, and 22% for expenses.

(2)   Compensation for an estimated domestic and international marketing staff ramping up to 16 full-time-equivalent (FTE) business development (marketing) employees over a two-year time frame.  Of the total, 80% is for base compensation (average salary, $60,000); with 20% for benefits and taxes.

There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for purchases of building materials and homes by commercial enterprises and achieve its Business Plan, it estimated the minimum amount of capital the company needs to raise over the ne twelve months is $1 million to continue operations . Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $10,000,000 estimated to be required

Going Concern

Because we only had $14,000 in cash at March 31, 2011, which is insufficient to fund any operations, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2011 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.  We will need to raise substantial funds in order to develop the INCABLOCK products which we have recently licensed from Eco Global Corporation, and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

Results of Operations

We were incorporated on May 4, 2010, and have incurred expenses of approximately $79,300 through March 31, 2011. These expenses largely consist of formation expenses and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents. We have not had any revenue.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase as compared to the period ended March 31, 2011. In addition, we expect to incur research and development expenses as we seek to advance our product candidates.

Liquidity and Capital Resources

As of March 31, 2011, we had a cash balance of only $14,000. There were no other assets, and accrued expenses were approximately $58,915, all due to Accelerated Venture Partners, LLC, or AVP, a related party. We had a stockholders’ deficit of approximately $44,915 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Inca Global until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Inca Global, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

The Company intends to seek an aggregate of $10,000,000 in 2011 and 2012 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $3,369,000 will be used for management, sales and marketing, $5,557,100 will be used for the building of a manufacturing plant including the employee salaries and an estimated $821,000 will be spent on legal, accounting, rent and other payables leaving $1,095,000 in reserve for increased working capital. It estimated the minimum amount of capital the company needs to raise over the next twelve months is $1 million to continue operations.  There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for purchases of building materials and homes by commercial enterprises and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $10,000,000 estimated to be required.

We have a consulting agreement with AVP under which AVP has agreed to provide us with certain advisory services that include reviewing our business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding our operations and business strategy. Under the consulting agreement, cash compensation of $400,000 is due to AVP upon our securing $5 million in available cash from funding, and an additional $400,000 is due upon our securing $10 million in available cash from funding (inclusive of the first $5 million). The cash compensation is to be paid to AVP at the rate of $66,667 per month. The total cash compensation to be received by AVP under the consulting agreement is not to exceed $800,000 unless we receive an amount of funding in excess of $10 million. If we receive equity or debt financing that is an amount less than $5 million, in between $5 million and $10 million, or greater than $10 million, the cash compensation earned by the AVP under its consulting services agreement will be prorated. We have the option to make a lump sum payment to AVP in lieu of the monthly cash payments.

We plan to measure our future liquidity primarily by the cash and working capital available to fund our operations, if we are ever able to raise capital. To date we have raised $30,000 in capital and, accordingly, do not have enough capital available to fund our operations, as stated above. We will not be able to commercialize the INCABLOCK product without additional capital. We are evaluating various means of raising our initial capital, including through the sale of equity securities, licensing agreements or other means. We expect to incur losses for at least several years into the future as we develop our INCABLOCK product and we are unable to estimate when, if ever, we will receive revenue or have a positive cash flow.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies.  In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  The nature of our business generally does not call for the preparation or use of estimates.  Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

Stock-Based Compensation

We plan to account for stock awards granted to recipients using an estimate of the fair value of the stock award on the date that the award is granted. This estimated fair value will be recognized as an expense in the statement of operations on a straight-line basis over the vesting period of the underlying stock option, generally four years for employees. There is a high degree of subjectivity involved in estimating the input values needed to estimate the fair value of stock options and other awards. For Inca Global in particular, our stock has never traded and therefore it will be difficult to determine the underlying fair value of our common stock on each date a stock award is made. Changes in any of the assumptions required to estimate the fair value, particularly the estimated value of the underlying stock and the estimated volatility, as well as the estimated term of the options, can materially affect the resulting estimates of the fair values of the awards that are granted. Also, the expenses recorded for stock-based compensation in our financial statements may differ significantly from the actual value realized by the recipients of the stock options, and these expenses are not adjusted to the actual amounts, if any, realized by the stock option recipients. Users of the financial statements should also understand that the expenses we recognize for stock-based compensation do not result in payments of cash by us.

Research and development expenses

We plan to expense our research and development costs as incurred. If we succeed in securing additional funding, research and development expenses are expected to include clinical trial costs, development and manufacturing costs for investigational drugs, payments to clinical and contract research organizations, compensation expenses for drug development personnel, consulting and advisor costs, preclinical studies and other costs related to development of our product candidates. Research and development expenses are expected to include expenses that are incurred over multiple reporting periods, such as fees for contractors and consultants, patient treatment costs related to clinical trials and investigational drug manufacturing costs. It may be difficult to determine the accounting period in which certain research and development costs are incurred, particularly when outside contractors are involved and there are differences between clinical trial assumptions and actual experience (such as rate of patient enrollment, levels and timing of services provided, review and correction of data inconsistencies, etc.). We plan to assess the level and related costs of the services provided during each reporting period, including the percentage of work completed through each reporting period, to determine the portion to expense in each period. The assessment of the percentage of work completed that determines the amount of research and development expense that should be recognized in a given period sometimes requires significant judgment. We plan to apply our judgment and base our estimates on our historical experience at other companies and on the best information available at the time of reporting.

Revenue recognition

While we do not expect to have any products ready for commercial sale for several years, if at all, we may enter into contractual arrangements with other entities that provides us with revenue before our product candidates are approved. Under such contractual arrangements, if we succeed in entering into any, we plan to recognize revenues when our performance requirements have been fulfilled, the amount of revenue is fixed and determinable, and collection is reasonably assured.

Revenue from license fees with non-cancelable, non-refundable terms and no future performance obligations would be recognized when collection is assured. Milestone payments would be recognized when we fulfill the development milestone requirements and collection is assured. We expect that future royalty revenue, if any, would be recorded when payments are received, since we do not expect that we will be able to reasonably estimate the sales upon which the royalties are based.

If we enter into revenue arrangements with multiple components, we expect to divide the components into separate units of accounting. Consideration received would be allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria identified and applied to each of the units.

Recent Accounting Pronouncements

We recently commenced our operations and do not believe that there are any recently issued accounting pronouncements that we have not adopted which are likely to have a material impact on our financial position, results of operations or other disclosures.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-

INCA GLOBAL, INC.

- INDEX TO FINANCIAL STATEMENTS -

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Inca Global, Inc.

I have audited the accompanying balance sheet of Inca Global, Inc. as of March 31, 2011 and the related statements of operations, stockholders’ deficit and cash flows for the period from inception (May 4, 2010) through March 31, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. I was not engaged to perform an audit of the Company’s internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inca Global, Inc. at March 31, 2011, and the results of its operations and its cash flows for the period from inception (May 4, 2010) through March 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since its inception, has limited cash and has not commenced business operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in Note 1.  These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

/s/ Peter Messineo, CPA
Palm Harbor, Florida
July 14, 2011

INCA GLOBAL, INC.
(A Development Stage Company)
BALANCE SHEET

March 31,
2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,000

TOTAL ASSETS	$14,000

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses due to founder	$58,915

TOTAL LIABILITIES	58,915

STOCKHOLDER’S DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,362,500 shares issued and outstanding	2,536
Additional paid-in capital	31,849
Deficit accumulated during the development stage	(79,300)

TOTAL STOCKHOLDER’S DEFICIT	(44,915)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$14,000

See notes to financial statements.

INCA GLOBAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

For the Period From Inception (May 4, 2010) through March 31, 2011

Revenues	$-

Operating expenses
General and administrative	79,300

Operating loss	79,300

Net loss	$(79,300

Basic and diluted net loss per share	$(0.01

Weighted average number of common shares outstanding, used in basic and diluted net loss per share calculation	6,532,560

See notes to financial statements.

INCA GLOBAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance prior to inception	—	$—	$—	$—	$—
Issuance of common stock to founder for cash, May 4, 2010 at $.0001 per share	5,000,000	500	1,500	—	2,000
Tender of shares by founder, March 7, 2011 at $.0001 per share	(3,500,000)	(350)	350	—	—
Issuance of common stock under stock option granted to founder for consulting services, March 7, 2011 at $.0001 per share	1,500,000	150	—	—	150
Issuance of common stock under subscription agreement with Daniel Correa, March 7, 2011 at $.0001 per share	22,350,000	2,235	—	—	2,235
Issuance of common stock under subscription agreement with investor March 28, 2011 at $2.00 per share	12,500	1	29,999		30,000
Net loss / comprehensive loss	—	—	—	(79,300)	(79,300)
Balances at March 31, 2011	25,362,500	$2,536	$31,849	$(79,300)	$(44,915)

See notes to financial statements.

INCA GLOBAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

For the Period from Inception (May 4, 2010) through March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,300)
Increase in accrued expenses due to founder	58,915
Net cash used in operating activities	(20,385)

CASH FLOWS FROM FINANCING ACTIVITIES —
Proceeds from the issuance of common stock	34,385

NET INCREASE IN CASH AND CASH EQUIVALENTS	14,000

Cash and cash equivalents at beginning of period	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,000

See notes to financial statements.

INCA GLOBAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Inca Global, Inc. (“the Company”) was incorporated in the state of Delaware on May 4, 2010 under the name Accelerated Acquisitions XI, Inc. The Company was formed as a “shell company” with no operations while it sought new business opportunities. On March 8, 2011, the Company entered into a licensing agreement pursuant to which the Company received an exclusive, non-transferrable worldwide license to specified technology, patents, intellectual property, know-how, trade secret information, clinical trial protocols and data, as well as commercial rights to:

•
design, manufacture, market and license customized concrete block products, interlocking concrete blocks, roofing structures, light concrete aggregate panels and a “kit system” of a pre-fabricated houses or structures on a standard format or custom made basis according to customer blue prints.

As a result of entering into the licensing agreement and undertaking efforts into the research and developmentof its products, the Company ceased to be a shell company. The Company changed its name to Inca Global, Inc. on April 6, 2011. The Company operates in one reportable business segment, the development and commercialization of products to improve building material cost.

The Company is currently in the development stage. All activities of the Company to date relate to its organization and acquiring rights to its products.

 Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $79,300, accrued expenses to its founder of $58,915 and cash of only $14,000 as of March 31, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual amounts may differ from these estimates.

Cash Equivalents and Investments

The Company considers all securities which are highly liquid and purchased with original maturities of 90 days or less to be cash equivalents.

Fair Value of Financial Instruments

The fair value of financial instruments, including cash, cash equivalents and accrued liabilities, is representative of their respective fair values due to their short maturities.

Property and Equipment

Property and equipment will be stated at cost, less accumulated depreciation and amortization. Depreciation and amortization will be calculated on a straight-line basis over the estimated useful lives of the respective assets.

Impairment of Long-Lived Assets

The Company will review long-lived assets for impairment whenever events or changes in business circumstances would indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when future estimated cash flows expected to result from the use of the asset, and its eventual disposition, are less than the carrying amount of the asset. The impairment loss would be based on the excess of the carrying value over its respective fair value. Through March 31, 2011, the Company had not acquired any long-lived assets and had not recorded any impairment losses.

Research and Development Expenses

If the Company is successful in raising additional capital, the Company expects to incur research and development costs which will be expensed as incurred. Research and development costs may include clinical trial costs, development and manufacturing costs for investigational vaccines and diagnostic tests, payments to clinical and contract research organizations, compensation expenses for drug development personnel, consulting and advisor costs, preclinical studies and other costs related to development of its product candidates. Research and development expenses may also include certain expenses that are incurred over multiple reporting periods, such as fees for contractors and consultants, patient treatment costs related to clinical trials and investigational drug manufacturing costs. Management plans to assess the level and related costs of the services provided during each reporting period, including the percentage of work completed through each reporting period, to determine the portion to expense in each period. Management expects the assessment of the percentage of work completed in any given period to often require significant judgment and plans to base its estimates on the information available at the time of reporting.

Stock-Based Compensation

Stock options and other stock-based awards granted to employees, directors and/or consultants will be accounted for using an estimate of the fair value of the stock award on the date it is granted. The estimated fair value of the award on the grant date will be recognized into the consolidated statement of operations on a straight-line basis over the vesting period of the underlying stock award.

Comprehensive loss

Components of other comprehensive loss (which are not included in net loss) are included as part of total comprehensive loss. For the period presented, comprehensive loss is the same as net loss and has been included in the statement of stockholders’ deficit.

Operating Leases

The Company plans to recognize rental expense on a straight-line basis over the term of each operating lease.

Revenue Recognition

The Company plans to recognize revenues, if any are earned, when the Company’s performance requirements have been fulfilled, the amount is fixed and determinable, and collection is reasonably assured. Revenue from license fees with non-cancelable, non-refundable terms and no future performance obligations would be recognized when collection is assured. Milestone payments would be recognized when the Company or a third-party fulfills the development milestone requirements and collection is assured. The Company expects that future royalty revenue, if any, would be recorded when payments are received, since the Company does not expect that it will be able to reasonably estimate the sales upon which the royalties are based.

If the Company enters into revenue arrangements with multiple components, the Company expects to divide the components into separate units of accounting if specified criteria are met, including whether the delivered component has stand-alone value to the customer, and whether there is objective reliable evidence of the fair value of the undelivered items. Consideration received would be allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria identified and applied to each of the units.

Net Loss per Share

Net loss per share is calculated using the weighted-average number of shares of common stock outstanding during the period. Because the Company has not reported net income, the net loss position of the Company results in basic and diluted net loss per share being the same; conversely, if the company had reported net income, the impact of potentially dilutive securities would have reduced the net income per share.

Income Taxes

The Company uses the liability method of accounting for income taxes, and determines deferred tax assets and liabilities based on differences between the financial and tax reporting basis of assets and liabilities. The Company measures these assets and liabilities using enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse. Because the realization of any deferred tax assets will be dependent upon future earnings, and the Company’s future earnings are uncertain, the Company expects that its net deferred tax assets will be fully offset by a valuation allowance. The Company plans to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements which have not yet been adopted that the Company believes are likely to have a material impact on its financial position or results of operations.

Note 2. Stock and Stock Transactions

Preferred Stock

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $0.0001 per share. The Company’s Board of Directors has the ability to determine the rights and preferences of any series of preferred stock issued. There are no shares of preferred stock currently issued or outstanding.

Common Stock

The Company has authorized 100,000,000 shares of common stock, with a par value of $0.0001 per share.

At inception (May 4, 2010), the Company issued 5,000,000 shares of common stock to Accelerated Venture Partners, LLC (“AVP”) for $2,000.

On March 7, 2011, AVP tendered 3,500,000 shares to the Company for cancellation. Also on March 7, the Company granted AVP an option to purchase 1,500,000 shares of common stock at par value in exchange for certain consulting services, and AVP immediately exercised this option. The Company has the option to repurchase the shares exercised under the option at par value if the below milestones are not met within a specified time:

•	Milestone 1 – Company’s right of repurchase will lapse with respect to 60% of the shares upon securing $5 million in available cash from funding;
•	Milestone 2 – Company’s right of repurchase will lapse with respect to 40% of the Shares upon securing $10 million in available cash (inclusive of any amounts attributable to Milestone 1).

On March 7, 2011, the Company issued 22,350,000 shares of common stock to Daniel Correa at par value.

On March 28, 2011, the Company sold a total of 12,500 common shares at a price of $2.40 per share to one investor and raised $30,000 in this offering.

As of March 31, 2011, there were 25,362,500 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan. There were 68,672,500 shares of common stock available for future issuance.

Note 3. Stock-Based Compensation

The Company has adopted a stock-based compensation plan for its employees, directors and consultants, which provide for the grant of stock awards to defined service providers of the Company. As of March 31, 2011, the Company had not issued any equity awards under the plan and, accordingly, no compensation expense has been recognized.

Note 4. Income Taxes

There is no provision for income taxes for the period ended March 31, 2011 because the Company has incurred net operating losses since inception. The ultimate realization of any deferred tax assets is dependent upon the generation of future taxable income. In assessing its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company’s limited operations, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against its deferred tax assets. Deferred tax assets, before consideration of the valuation allowance, consist solely of $25,000 in net operating loss carryforwards ($20,000 federal and $5,000 state).

The Company’s federal net operating loss carryfowards of $72,000 and state net operating loss carryforwards of $79,300 will expire in the Company’s fiscal year ending March 31, 2031. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company believes such an ownership change occurred with the sale of common stock to Daniel Correa on March 7, 2011, although the effect on the Company’s income taxes is expected to be immaterial due to the minimal net loss incurred through that date. Future ownership changes may result in additional annual limitations of NOL carryforwards and R&D credit carryforwards, if any are generated before the ownership change.

As of March 31, 2011, there were no unrecognized tax benefits. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the one period presented, and there is no tax examination currently in progress.

Note 5. License Agreement

On March 11, 2011, the Company entered into a Licensing Agreement (“Licensing Agreement”) with  Eco Global Corp. a Nevada Corporation (“Licensor”) pursuant to discussion between the Company’s Chief Executive Officer (CEO) Daniel D. Correa and  Eco Global Corps board of directors  that lead to the Company being granted an, exclusive license for certain territories for intellectual property INCABLOCK™ developed by Licensor, principally comprising of a unique intellectual property for the production of Concrete Interlocking Modular Blocks System, which can be safely and efficiently assembled without any mortar (the “Technology”).  The license includes the use of US patent No. 7,305,803 with an expiration date of May 16, 2025 and Trademarks under serial No.77/439,024. The Company, with the IncaBlock technology, intends to design, manufacture and market customized concrete block products, interlocking concrete blocks, roofing structures, light concrete aggregate panels and a "kit system" of a pre-fabricated houses or structures on a standard format or custom made basis according to customer blue prints.

The term of the Licensing Agreement and of the rights, authorities and licenses granted to the Licensee pursuant to the Licensing Agreement for (i) the Technology, (ii) any improvements of or to the Technology, or (iii) any product which embodies the Technology or such improvements shall commence upon execution of this Agreement and continue for thirty (30) years, provided that the Licensee is not in breach or default of any of the terms or conditions contained in this Agreement.

Note 6. Related Party Transactions

The Managing Partner of AVP is Timothy Neher, a former director of the Company and the only officer of the Company prior to March 7, 2011. From inception through March 31, 2011, the Company paid $20,385 cash to AVP and accrued $58,915 for expenses due to AVP. See Note 2 for a description of the stock transactions involving AVP. See Note 7 for a description of commitments to AVP.

Note 7. Commitments and Contingencies

Under the License Agreement  the Company was granted an exclusive, non-transferable, license for use in the Territory (worldwide rights), with a limited right of sublicense to allow the Licensee to use the Intellectual Property to make, use, and apply the Technology in the course of Licensee’s business, which, in the absence of the License, would infringe Licensor’s intellectual property.  Except for the rights granted pursuant to the License, Licensor shall retain all rights, title and interest to the Technology and any improvements thereto—although the License includes the Company’s right to utilize such improvements. The Licensee shall be responsible for all of the testing and improvements to the Technology and Licensor shall retain all rights to the Improvements, but such Improvements shall also be a part of the License. Licensee shall have the right to offer limited royalty-bearing sublicenses to third parties where such third parties are in a position to commercialize the Technology in ways that Licensee cannot accomplish in a competitive manner.  Licensee shall pay Licensor two percent (2.0%) of all royalties and fees received from such third parties and Licensee shall pay Licensor a royalty of three percent (3%) of all gross revenues resulting from the use of the Technology by Licensee, except as otherwise modified in writing.

On March 7, 2011, the Company entered into a Consulting Services Agreement with AVP.  The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy. Cash compensation of $400,000 is due upon the Company securing $5 million in available cash from funding, and an additional $400,000 is due upon the Company securing $10 million in available cash from funding (inclusive of the first $5 million). The cash compensation is to be paid to AVP at the rate of $66,667 per month. The total cash compensation to be received by AVP is not to exceed $800,000 unless the Company receives an amount of funding in excess of $10 million. If the Company receives equity or debt financing that is an amount less than $5 million, in between $5 million and $10 million, or greater than $10 million, the cash compensation earned by the AVP under its consulting services agreement will be prorated. The Company has the option to make a lump sum payment to AVP in lieu of the monthly cash payments.

As permitted under Delaware law and in accordance with its Bylaws, Inca Global indemnifies its officers and directors for certain expenses incurred from legal or other proceedings that arise as a result of the director or officer’s service to the Company. There is no limitation on the term of the indemnification and the maximum amount of potential future indemnification is unlimited. The Company currently does not have a directors and officers insurance policy that could limit its exposure and enable it to recover a portion of any future amounts paid. The Company believes the fair value of these officer and director indemnification agreements is minimal, and, accordingly, has not recorded any liabilities for these agreements as of March 31, 2011.

From time to time, Inca Global may be involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that it believes are likely to have a material adverse effect on its financial position or results of operations.

Note 8. Subsequent Events

On June 25, 2011 the Company (“Seller”) entered into a three year (3) contract with Cofimich Sociedad Anonima De Capital Variable, Sociedad Financiera De Objeto Multiple Entidad No Regulada (“Cofimich SA DE CV, SOFOM E.N.R.”) a Mexican Corporation, with the address of Calle 20 de Noviembre, number 36, Centro de Morelia, Michoacán, CP 58000, (“Buyer”). The Company will sell to Buyer, a minimum of 3,400 kits (sets) of materials for the construction of social housing including, floors, walls, slabs, electrical, plumbing, urbanization of development where the houses will be built over the next three years. The detail of the material to be sold is described in purchase order number one of dated June 25, 2011 Exhibit 10.4 attached. The Company agreed to deliver the Buyer, the products covered by this contract in the locations listed in the order mentioned, precisely at the time and in the same way as shown, which may not exceed three months from the date specified in the purchase order. The price of each kit will vary according to the dates of purchase, the sizes of the kits and the market prices of raw materials, but the parties set an estimated price based on current market conditions, the timing of purchases have been set out in the order cited below:

a)
For purchases made during the current year 2011, the selling price of each kit (348 kits), the amount obtained by multiplying $117.09 Dollars U.S. Currency, (ONE HUNDRED SEVENTEEN DOLLARS AND NINE CENTS, DOLLAR U.S. CURRENCY) per square meter construction of the house is intended to build the kit, which for this case would be an approximate average of 50 (FIFTY) square meters.

b)
 For purchases made during 2012, the selling price of each kit (1,526 kits), the amount obtained by multiplying $122.94 Dollars U.S. Currency, (ONE HUNDRED TWENTY TWO DOLLARS AND NINETY FOUR CENTS, DOLLAR U.S. CURRENCY) per square meter construction of the house is intended to build the kit, which for this case would be an approximate average of 50 (FIFTY) square meters.

c)
For purchases made during 2013, the selling price of each kit (1,526 kits), the amount obtained by multiplying $129.09 Dollars U.S. Currency, (ONE HUNDRED TWENTY NINE DOLLARS AND NINE CENTS, DOLLAR U.S. CURRENCY) per square meter of construction of the house is intended to build with this kit, which in this case would be an approximate average of 50 (FIFTY) square meters.

The above prices may be adjusted if a significant increase in raw materials or materials during the term of this contract, subject to proof of the increases, just as it may change the order in larger amounts than requested, but not, in smaller quantities and that prices are established based on a minimum of 3,400 kits. Either party may terminate the agreement upon a violation of the terms and conditions without the need of judicial declaration.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure. On July 6, 2011 the Board of Directors terminated the services of Paritz & Co, PA as our registered public accountants.  The Board elected Peter Messineo, CPA, Palm Harbor FL as our auditor.   Prior to Board approval, we had not consulted with Peter Messineo, CPA on any accounting or audit matters.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our SEC reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Controls — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and the related guidance provided in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies also issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm due to our reporting status as a smaller public company.

ITEM 9B.  OTHER INFORMATION

In our fiscal fourth quarter which ended March 31, 2011, we had no events that were required to be reported on Form 8-K that were not filed to date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions

Daniel Correa PhD.	58	Director, CEO, CFO, Treasurer

Dr. Correa servers as Chief Executive Officer , President, Secretary, Treasurer and sole director of the Company. He served as Chief Executive Officer of Eco Global Corporation, from 2008 to January 2011 a publicly traded company and owner of a patented construction system utilized in the manufacturing of housing and commercial buildings, the company offers licenses for manufacturing and or marketing in the USA. . From 2000 through 2007, Dr. Correa served as the Managing Member of INCABLOCK, LLC., a Delaware LLC, which performed research and development for the Incablock Construction System.  INCABLOCK, LLC was dissolved in 2007 and the patent was transferred to Incablock International, LLC in 2008.  In 2008, Dr. Correa has served as the Managing Member where he has been actively marketing the “Block Construction System”.  During 2007 and 2008, Dr. Correa also served as the Managing Member of INCA GROUP, LLC, A Nevada LLC and resigned in August 2008.  From 2004 to 2007, Dr. Correa, served as the President of CARD MART PLUS USA, INC., a Nevada Corporation focused on the development and resale of pre-paid debit cards.  From 2007 through March 2008, Dr. Correa served on the board of directors of HOMETREND, INC., a Nevada Corporation.

Board Committees

Due to the small size of our current Board of Directors, the Board has not established any committees and the full Board fulfills the responsibilities traditionally delegated to an audit committee, compensation committee, nominating committee and/or corporate governance committee. As the Board size grows and the Company increases its level of operations, the Board will consider delegating various responsibilities to committees.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all reports filed under Section 16(a). To the Company’s knowledge, based on information provided to the Company, all executive officers, directors and greater than 10% stockholders were in compliance with all applicable Section 16(a) filing requirements in fiscal 2011.

 ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in 2011 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at March 31, 2011.

None

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding from inception May 4, 2010 through March 31, 2011:

None

Compensation of Directors

We have not established standard compensation arrangements for our directors and the compensation, if any, payable to each individual for their service on our Board will be determined from time to time by our Board of Directors based upon the amount of time expended by each of the directors on our behalf.  None of our directors received any compensation for their services.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 10, 2010, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company's Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of Shares	Percentage Owned

Daniel Correa PhD. 123 Worthington St. Spring Valley, CA 91977	22,350,000	89%

Accelerated Venture Partners, LLC 1840 Gateway Drive, Suite 200 Foster City CA, 94404	3,000,000	11%

Timothy Neher (5)	3,000,000	11%
___________

(1) This table is based upon 25,362,500 shares issued and outstanding as March 31, 2011.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3) Timothy Neher is founder and Managing Partner of Accelerated Venture Partners, LLC and holds voting and dispositive power for these shares.

(4) Shares are owned directly by Accelerated Venture Partners, LLC. Timothy Neher, is Managing Partner of Accelerated Venture Partners and holds voting and dispositive power for these shares.

(5) Timothy Neher is founder and Managing Partner of Accelerated Venture Partners, LLC and holds voting and dispositive power for these shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

As of March 31, 2011, the Board consisted of Daniel Correa. The Board has determined that Mr. Correa is not an independent director as defined by the rules of The Nasdaq Stock Market.

Related Party Transaction Review and Approval

We have entered into indemnification agreement with our director for the indemnification of them to the fullest extent permitted by law. The indemnification agreements also allow advancement of expenses to the directors.

Our Board of Directors has not adopted formal policies and procedures for the review and approval of related party transactions. Our Board of Directors has reviewed and approved the material terms of our related party transactions.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 6, 2011 we selected Peter Messineo, CPA as our independent registered public accounting firm for the fiscal year ended March 31, 2011. Fees billed or to be billed to the Company by Peter Messineo, CPA for professional services include $1,500 for an audit of the Company’s financial statements for the period ended March 31, 2011.

On July 6, 2011 we terminated Paritz and Company P.A. as independent registered public accounting firm. Fees billed by Paritz for professional services during fiscal 2011 aggregated $1,600, and included an audit of our financial statements as of June 30, 2010 and quarterly reviews for the periods ending September 30, 2010 and December 31, 2010.

There were no other audit fees, audit-related fees, tax fees or other fees billed by either of our independent registered public accounting firms during the fiscal year ended March 31, 2011. All audit fees have been pre-approved by the Board of Directors.

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Financial statements as of March 31, 2011 and for the period then ended are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing	Filed Herewith

3.1	Certificate of Incorporation	10	3.1	7/30/2010

3.2	Certificate of Amendment of Certificate of Incorporation	8-KA	3.1	6/10/2011

3.3	Bylaws of the Company	10	3.2	7/30/2010

10.1	Subscription Agreement for sale of common stock to Daniel Correa, dated as of March 8, 2011	8-K	10.1	3/11/2011

10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of March 8, 2011	8-K	10.4	3/11/2011

10.3	Licensing Agreement by and among the Company and Eco Global Corporation, dated as of March 11, 2011	8-K	10.1	3/22/2011

10.4	Sales Agreement by and among the Company and Cofimich SA DE CV, SOFOM E.N.R.”)				x

10.6	2011 Employee, Director and Consultant Stock Plan *				x

24.1	Powers of Attorney. (Contained on Signature Page)				x

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inca Global, Inc.

Dated: July 14, 2011	By:	/s/ Daniel Correa PhD.
Daniel Correa PhD.
Chief Executive Officer

POWER OF ATTORNEY AND SIGNATURES

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Daniel Correa as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / Daniel Correa PhD. Daniel Correa PhD.	Chief Executive Officer (Principal Executive Officer)	July 14, 2011

/ S / Daniel Correa PhD. Daniel Correa PhD.	Chief Financial Officer (Principal Financial and Accounting Officer)	July 14, 2011