Form 10-Q
period 2011-06-30
Inca Global, Inc
filed 2011-08-15
CIK 1497917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number 000-54061

Inca Global, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2787079
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2421 Fenton St. Chula Vista CA, 91914
(Address of principal executive offices)

(619)-752-6766
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:   Common Stock, $0.0001 par value: 25,350,000 shares outstanding as of August 13, 2011.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCA GLOBAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$200	$14,000

	$200	$14,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due founder	$80,925	$58,915

Total liabilities	80,925	58,915

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	---
Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,362,500 shares issued and outstanding	2,536	2,536
Additional paid-in capital	31,849	31,849
Accumulated deficit	(115,110)	(79,300)

Total stockholders’ deficit	(80,725)	(44,915)

	$200	$14,000

See accompanying notes.

INCA GLOBAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30, 2011	Inception (May 4, 2010) through June 30, 2010	Inception (May 4, 2010) through June 30, 2011 (Cumulative)
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

Operating expenses
General and administrative	35,810	1,800	115,109

Operating loss	(35,810)	(1,800)	(115,109)

Net loss	$(35,810)	$(1,800)	$(115,109)

Basic and diluted net loss per share	$(0.01)	$(0.00)

Shares used in basic and diluted net loss per share calculation	25,350	5,000

See accompanying notes.

INCA GLOBAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance prior to inception	-	$-	$-	$-	$-
Issuance of common stock to founder for cash, May 4, 2010 at $.0001 per share	5,000,000	500	$1,500	-	2,000
Tender of shares by founder, March 7, 2011 at $.0001 per share	(3,500,000)	(350)	$350	-	—
Issuance of common stock under stock option granted to founder for consulting services, March 7, 2011 at $.0001 per share	1,500,000	150	-	-	150
Issuance of common stock under subscription agreement with Daniel Correa, March 7, 2011 at $.0001 per share	22,350,000	2,235	-		2,235
Issuance of common stock under subscription agreement with investor March 28, 2011 at $2.00 per share	12,500	1	29,999		30,000
Net loss / comprehensive loss	-	-	-	(79,300)	(79,300)
Balances at March 31, 2011	25,362,500	$2,536	$31,849	$(79,300)	$(44,915)

Net loss / Comprehensive loss (unaudited)				(35,810)

Balances at June 30, 2011	25,362,500	2,536	31,849	(115,110)	(80,725)

See accompanying notes.

INCA GLOBAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three months ended June 30, 2011	Inception (May 4, 2010) through June 30, 2010	Inception (May 4, 2010) through June 30, 2011 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(35,810)	$(1,800)	(115,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	22,010	—	80,925
Stock-based compensation	---	—	----

Net cash used in operating activities	(13,800)	(1,800)	(34,184)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	2,000	34,384

Net increase in cash and cash equivalents	—	200	200

Cash and equivalents at beginning of period	200	—	—
Cash and equivalents at end of period	$200	$200	200

See accompanying notes.

INCA GLOBAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies

Company Description

  Inca Global, Inc. (“the Company”) was incorporated in the state of Delaware on May 4, 2010 under the name Accelerated Acquisitions XI, Inc. The Company was initially formed as a shell company with no operations while it sought new business opportunities. On March 11, 2011, the Company entered into a Licensing Agreement pursuant to which the Company was granted an, exclusive license for the Territory (“Worldwide Rights”) for intellectual property developed by Licensor, principally comprising of a unique intellectual property INCABLOCK™ for the production of Concrete Interlocking Modular Blocks System, which can be safely and efficiently assembled without any mortar (the “Technology”).  The license includes the use of US patent No. 7,305,803 with an expiration date of May 16, 2025 and Trademarks under serial No. 77/439,024. The Company, with the INCABLOCK™  technology, intends to license the ability to design, manufacture and market customized concrete block products, interlocking concrete blocks, roofing structures, light concrete aggregate panels and a "kit system" of a pre-fabricated houses or structures on a standard format or custom made basis according to customer blue prints.

As a result of entering into the licensing agreement and undertaking efforts into the research and development of its products, the Company ceased to be a shell company and changed its name to Inca Global, Inc. The Company operates in one reportable business segment, the development and commercialization of products to the building industry.

Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for reporting on complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. The condensed financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. The operating results for the three-month reporting period ended June 30, 2011 are not necessarily indicative of operating results that may be expected for any other interim periods or for the fiscal year ending March 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the balances and disclosures. Actual results could differ from these estimates.

The balance sheet as of March 31, 2011 and the operating results for the period ended June 30, 2010 have been derived from the audited financial statements at those dates, but the financial statements included herein do not include all disclosures required for complete financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $115,109, accrued expenses to its founder of $80,925 and cash of only $200 as of June 30, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

2. Stock-based Compensation

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

3. Related Party Transactions

During the three months ended June 30, 2011, the Company accrued $22,010 for expenses due to Accelerated Venture Partners, LLC (“AVP”), which is controlled by a director of the Company. As of June 30, 2011, all liabilities owed by the Company are payable to AVP.

4. Net Loss Per Share

The Company calculates basic net loss per share using the weighted average common shares outstanding for the periods presented. While diluted net income per share would generally include the impact of dilutive equity instruments, such as outstanding stock options, due to the Company’s net loss position there is no dilutive effect as a result of any outstanding stock options or other equity instruments.

5. Comprehensive Loss

For all periods presented, the Company’s comprehensive loss is the same as its net loss.

6. Subsequent Events

Management has considered all events subsequent to the financial statement date through the date these financial statements were available, which is the date of filing.  No events occurred requiring disclosure.

7. Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Current Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The Company’s Annual Report on Form 10-K, filed with the SEC on June 29, 2011, provides examples of risks, uncertainties and events that may cause our actual results to differ materially from those implied or projected in this Current Report on Form 10-Q. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

Overview

We are a development-stage biopharmaceutical company that recently licensed the exclusive development and commercialization rights to a therapeutic vaccine for treatment of pre-cancerous lesions of the cervix and infections with the human papillomavirus, or HPV, virus. We also have an exclusive license to a blood-based diagnostic test for HPV infections. Before we licensed the rights for these two HPV product candidates we were a “blank check” company and had no operations. Shares of our common stock are not registered for resale, and accordingly there is no public trading market for our common stock. We have a very limited amount of cash and will have to raise significant funds in order to further develop our product candidates.

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

Going Concern

Because we only had $200 in cash at March 31, 2011, our most recent fiscal year-end, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2011 contained an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.  We will need to raise substantial funds in order to develop the HPV products which we have recently licensed from Inca Global Nevada, and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

Results of Operations

We were incorporated on May 4, 2010, and have incurred expenses of approximately $115,110 from inception  through June 30, 2011. These expenses largely consist of formation expenses and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents. We have not had any revenue.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase as compared to the period ended June 30, 2011. In addition, we expect to incur research and development expenses as we seek to advance our products.

We were incorporated on May 4, 2010, and incurred expenses of $35,810 and $1,800 for the quarters ending June 30, 2011 and 2010, respectively . These expenses largely consisted of formation expenses and administrative expenses related to the start-up and organization of our business.

General and administrative expenses were higher in the fiscal period ended in June 30, 2011 compared to the period ended June 30, 2010 because:
●	We were no longer a shell company for the fiscal 2012 period,
●	We incurred higher costs to prepare and file our current and periodic reports with the SEC in the fiscal 2012 period, and

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended June 30, 2011. In addition, we expect to incur research and development expenses as we seek to advance our product candidates.

Liquidity and Capital Resources

As of June 30, 2011, we had a cash balance of only $200. There were no other assets, and accrued expenses were approximately $80,925, all due to AVP, a related party. We had a stockholders’ deficit of approximately $80,725 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Inca Global until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Inca Global, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

If we or a sublicense is successful in commercializing our therapeutic vaccine candidate or diagnostic test, we will be obligated to pay the licensor two percent (2%) of any royalties received if we grant any third parties royalty-bearing licenses to the technology. In addition, we have agreed to pay the licensor a royalty of one quarter of one percent (0.25%) of all gross revenue resulting from use of the licensed technology.

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

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are more fully disclosed in Note 1 to the financial statements we included in our Annual Report on Form 10-K for the period ended March 31, 2011, filed with the SEC on June 29, 2011. However, some of our accounting policies may be more particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management. To date, due to our limited operations, we believe the only accounting policy which has required significant judgment or use of estimates, other than our assumption that we will continue as a going concern, is our estimated charge for stock-based compensation. Our accounting for stock-based compensation does not impact our current financial position, but does have a major impact on our statement of operations.

Stock-Based Compensation

We account for stock awards granted to recipients using an estimate of the fair value of the stock award on the date that the award is granted. This estimated fair value of the stock award is recognized as an expense in the statement of operations on a straight-line basis over the vesting period of the underlying stock award, which is generally four years for stock options granted to employees. There is a high degree of subjectivity involved in estimating the input values needed to estimate the fair value of stock options and other awards. For Inca Global in particular, our stock has never traded and therefore it is difficult to determine the underlying fair value of our common stock on each date a stock award is made. Changes in the estimated value of the underlying stock will materially affect the resulting estimates of the fair values of the awards that are granted. Also, the expenses recorded for stock-based compensation in our financial statements may differ significantly from the actual value realized by the recipients, and these expenses are not adjusted to the actual amounts, if any, realized. Users of the financial statements should also understand that the expenses we recognize for stock-based compensation do not result in payments of cash by us.

Recent Accounting Pronouncements

We do not believe that there are any recently issued accounting pronouncements that we have not adopted which are likely to have a material impact on our financial position, results of operations or other disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not currently believe we are currently subject to any material interest rate risk, foreign currency exchange rate risk, or commodity price risk. Our ability to fund operations in the future will be subject to our ability to raise capital, which may be through the sale of equity securities. While we believe the sale of equity securities is unlikely to expose us to any material loss, we may not be able to continue operations if we are unable to agree with a buyer on a future price for our equity securities.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on his evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive and Financial Officers concluded that our disclosure controls and procedures were effective as of June 30, 2011, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently party to any material legal proceedings, although from time to time we may be named as a party to lawsuits in the normal course of business.

Item 1A. Risk Factors.

There are no material changes to our risk factors from those disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as filed with the U.S. Securities and Exchange Commission on June 29, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

ExhibitNo.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INCA GLOBAL, INC.

Dated: August 15, 2011	/s/ Daniel Correa Phd.
Daniel Correa Phd. Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document