Form 10-Q
period 2011-09-30
Inca Global, Inc
filed 2011-11-14
CIK 1497917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:   Common Stock, $0.0001 par value: 25,350,000 shares outstanding as of November 9, 2011.

INDEX

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):	3

	Balance Sheets as of September 30, 2011 (unaudited) and March 31, 2011 (audited)	4

	Statements of Operations for the three and six months ended September 30, 2011 and 2010 and period from inception (May 4, 2010) through September 30, 2010	5

	Statements of Cash Flows for the six months ended September 30, 2011 and September 30, 2010 and the period from inception (May 4, 2010) through September 30, 2011	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4T.	Controls and Procedures

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	11

Item 1A	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	(Reserved and Removed)	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCA GLOBAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$200	$14,000

	$200	$14,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due founder	$81,725	$58,915

Total liabilities	81,725	58,915

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	---
Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,362,500 shares issued and outstanding	2,536	2,536
Additional paid-in capital	31,849	31,849
Accumulated deficit during development stage	(115,910)	(79,300)

Total stockholders’ deficit	(81,525)	(44,915)

	$200	$14,000

See accompanying notes.

INCA GLOBAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

					May 4, 2010
	For the Three Months Ended		For the Six Months Ended		(inception)
					through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Revenues	$-	-	$-	-	$-

Operating Expenses
General and administrative	800	-	36,610	1,800	115,910
Total operating expenses	800	-	36,610	1,800	115,910

Net loss from operations			(36,610)	(1,800)	(115,910)

NET LOSS	$800	$-	$(36,610)	$(1,800)	$(115,910)

BASIC AND DILUTED LOSS PER SHARE	$-	$-	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	25,365,000	5,000,000	25,365,000	5,000,000	25,365,000

See accompanying notes.

INCA GLOBAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit		Total Stockholders’ Deficit

Balance prior to inception	—	$—	$—	$—		$—
Issuance of common stock to founder for cash, May 4, 2010 at $.0001 per share	5,000,000	500	1,500	—		2,000
Tender of shares by founder, March 7, 2011 at $.0001 per share	(3,500,000)	(350)	350	—		—
Issuance of common stock under stock option granted to founder for consulting services, March 7, 2011 at $.0001 per share	1,500,000	150	—	—		150
Issuance of common stock under subscription agreement with Daniel Correa, March 7, 2011 at $.0001 per share	22,350,000	2,235	—	—		2,235
Issuance of common stock under subscription agreement with investor March 28, 2011 at $2.00 per share	12,500	1	29,999			30,000
Net loss / comprehensive loss	—	—	—	(79,300)		(79,300)
Balances at March 31, 2011	25,362,500	$2,536	$31,849	$(79,300))		$(44,915)

Net loss / Comprehensive loss (unaudited)				(36,610	) )	(36,610)

Balances at September 30, 2011	25,362,500	$2,536	$31,849	$(115,910)		$(81,525)

See accompanying notes.

INCA GLOBAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30, 2011	Six months ended September 30, 2010	Inception (May 4, 2010) through September 30, 2011 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(36,610)	$(1,800)	$(115,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	22,810	—	81,725
Stock-based compensation	---	—	----

Net cash used in operating activities	(13,800)	(1,800)	(34,185)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	2,000	34,385

Net increase in cash and cash equivalents	—	200	200

Cash and equivalents at beginning of period	200	—	—

Cash and equivalents at end of period	$200	$200	$200

See accompanying notes.

INCA GLOBAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
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

Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for reporting on complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended March 31, 2011. The condensed financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. The operating results for the three-month reporting period ended September 30, 2011 are not necessarily indicative of operating results that may be expected for any other interim periods or for the fiscal year ending March 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the balances and disclosures. Actual results could differ from these estimates.

The balance sheet as of March 31, 2011 and the operating results for the period ended September 30, 2010 have been derived from the audited financial statements at those dates, but the financial statements included herein do not include all disclosures required for complete financial statements.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $115,910, accrued expenses to its founder of $81,725 and cash of only $200 as of September 30, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

INCA GLOBAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

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

3. Related Party Transactions

During the three months ended September 30, 2011, the Company accrued $22,810 for expenses due to Accelerated Venture Partners, LLC (“AVP”), which is controlled by a director of the Company. As of September 30, 2011, all liabilities owed by the Company are payable to AVP.

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

Results of Operations

We were incorporated on May 4, 2010, and have incurred expenses of approximately $115,910 from inception through September 30, 2011. These expenses largely consist of formation expenses and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents. We have not had any revenue.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase as compared to the period ended September 30, 2011. In addition, we expect to incur research and development expenses as we seek to advance our products.

We were incorporated on May 4, 2010, and incurred expenses of $800, $0, $36,610, $1,800 and $115,910 for the three and six month periods ending September 30, 2011, 2010 and for the period May 4, 2010 (date of inception) through September 30, 2011, respectively. These expenses largely consisted of formation expenses and administrative expenses related to the start-up and organization of our business.

General and administrative expenses were higher in the fiscal period ended in September 30, 2011 compared to the period ended September 30, 2010 because:

●	We were no longer a shell company for the fiscal 2012 period,
●	We incurred higher costs to prepare and file our current and periodic reports with the SEC in the fiscal 2012 period, and

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended September 30, 2011. In addition, we expect to incur research and development expenses as we seek to advance our product candidates.

Liquidity and Capital Resources

As of September 30, 2011, we had a cash balance of only $200. There were no other assets, and accrued expenses were approximately $81,725, all due to AVP, a related party. We had a stockholders’ deficit of approximately $81,525 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Inca Global until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Inca Global, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on his evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive and Financial Officers concluded that our disclosure controls and procedures were effective as of September 30, 2011, the end of the period covered by this report.

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

INCA GLOBAL, INC.

Dated: November 14, 2011	/s/ Daniel Correa Phd.
Daniel Correa Phd. Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document