Form 10-K
period 2012-03-31
Inca Global, Inc
filed 2012-06-29
CIK 1497917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Inca Global, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	000-54061	27-2787079
(State or Other Jurisdiction of Incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

2421 Fenton St. Chula Vista CA	91914
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (619) 752-6766

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant was $0 as of March 31, 2012 because there was no trading market for the registrant’s securities and all outstanding stock was owned by an affiliate.

On June 27, 2012 there were 29,162,500 shares of the registrant’s common stock outstanding

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

From inception May 4, 2010, Inca Global, Inc. was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objectives were to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company has not restricted our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

On June 25, 2011 the Company (“Seller”) entered into a three year (3) contract with Cofimich Sociedad Anonima De Capital Variable, Sociedad Financiera De Objeto Multiple Entidad No Regulada (“Cofimich SA DE CV, SOFOM E.N.R.”) a Mexican Corporation, with the address of Calle 20 de Noviembre, number 36, Centro de Morelia, Michoacán, CP 58000, (“Buyer”). The Company will sell to Buyer, a minimum of 3,400 kits (sets) of materials for the construction of social housing including, floors, walls, slabs, electrical, plumbing, urbanization of development where the houses will be built over the next three years. The detail of the material to be sold is described in purchase order number one of dated June 25, 2011. The Company agreed to deliver the Buyer, the products covered by this contract in the locations listed in the order mentioned, precisely at the time and in the same way as shown, which may not exceed three months from the date specified in the purchase order. The price of each kit will vary according to the dates of purchase, the sizes of the kits and the market prices of raw materials, but the parties set an estimated price based on current market conditions, the timing of purchases have been set out in the order cited below:

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

The above prices may be adjusted in a significant increase in raw materials or materials during the term of this contract, subject to proof of the increases, just as it may change the order in larger amounts than requested, but not, in smaller quantities and that prices are established based on a minimum of 3,400 kits. Either party may terminated the agreement upon a violation of the terms and conditions without the need of judicial declaration.

AVP has indicated to the Company that it will pay the on-going administrative expenses of the Company until Inca Global enters into a financing transaction. These on-going administrative expenses differ from the services covered in the Consulting Services Agreement.  Through March 31, 2012, the Company has incurred approximately $140,456 of expenses related to its operations, and of this amount approximately $106,474 remained due to AVP. Inca Global currently does not pay any cash compensation to its directors, officers or employees, but plans to do so if it succeeds in securing additional financing.
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

In their report dated June 27, 2012 our independent auditors stated that our financial statements for the period from inception May 4, 2010 through March 31, 2012 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations and cash flow deficiencies since our inception. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. If we are unable to continue as a going concern, you may lose your entire investment.

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

We have no profitable operating history and May Never Achieve Profitability

 From inception (May 4, 2010) through March 31, 2012, the Company has an accumulated deficiency during the development stage of $140,841 notwithstanding the fact that the principals of the Company have worked without salary and the Company has operated with minimal overhead. We are an early stage company and have a limited history of operations and have not generated revenues from operations since our inception. We are faced with all of the risks associated with a company in the early stages of development. Our business is subject to numerous risks associated with a relatively new, low-capitalized company engaged in our business sector. Such risks include, but are not limited to, competition from well-established and well-capitalized companies, and unanticipated difficulties regarding the marketing and sale of our services. There can be no assurance that we will ever generate significant commercial sales or achieve profitability. Should this be the case, our common stock could become worthless and investors in our common stock or other securities could lose their entire investment.

We have a need to raise additional capital

The Company will require significant additional financing in order to meet the milestones and requirements of its Business Plan and avoid discontinuation of the License.  Funding would be required for staffing, marketing, public relations and the necessary research precedent to expanding the scope of its offering to include the global market. The Company intends to seek an aggregate of $10,000,000 in 2012 and 2013 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $3,369,000 will be used for management, sales and marketing, $5,557,100 will be used for the building of a manufacturing plant including the employee salaries and an estimated $821,000 will be spent on legal, accounting, rent and other payables leaving $1,095,000 in reserve for increased working capital. It estimated the minimum amount of capital the company needs to raise over the next twelve months is $1 million to continue operations.  There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for purchases of building materials and homes by commercial enterprises and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $10,000,000 estimated to be required.

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

Lack of additional working capital may cause curtailment of any expansion plans while raising of capital through sale of equity securities would dilute existing shareholders’ percentage of ownership

 Our available capital resources will not be adequate to fund our working capital requirements based upon our present level of operations for the 12-month period subsequent to March 31, 2012. A shortage of capital would affect our ability to fund our working capital requirements. If we require additional capital, funds may not be available on acceptable terms, if at all. In addition, if we raise additional capital through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. If funds are not available, we could be placed in the position of having to cease all operations.

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

We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value per share, of which, as of March 31, 2012, 25,362,500 shares of common stock were issued and outstanding. We are also authorized to issue 10,000,000 shares of preferred stock, $0.0001 par value, none of which are issued and outstanding.  These shares may be issued by our board of directors without further stockholder approval. The issuance of large numbers of shares, possibly at below prior investment valuations, is likely to result in substantial dilution to the interests of other stockholders. In addition, issuances of large numbers of shares may adversely affect the value of our common stock.

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

ITEM 4.  MINE SAFETY DISCLOSURES

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock or any other class of our equity securities.

As of June 30, 2011, there were two (3) holders of record of our common stock and a total of 25,365,000 shares of common stock outstanding. All common stock currently outstanding was issued by the Company under applicable exemptions from registration under the Securities Act. None of our stock is registered under the Exchange Act, and no stock may be sold or offered unless registered with the SEC or sold under an applicable exemption from registration. There were no holders in “street name.”

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

On June 25, 2011 the Company (“Seller”) entered into a three year (3) contract with Cofimich Sociedad Anonima De Capital Variable, Sociedad Financiera De Objeto Multiple Entidad No Regulada (“Cofimich SA DE CV, SOFOM E.N.R.”) a Mexican Corporation, with the address of Calle 20 de Noviembre, number 36, Centro de Morelia, Michoacán, CP 58000, (“Buyer”). The Company will sell to Buyer, a minimum of 3,400 kits (sets) of materials for the construction of social housing including, floors, walls, slabs, electrical, plumbing, urbanization of development where the houses will be built over the next three years. The detail of the material to be sold is described in purchase order number one of dated June 25, 2011. The Company agreed to deliver the Buyer, the products covered by this contract in the locations listed in the order mentioned, precisely at the time and in the same way as shown, which may not exceed three months from the date specified in the purchase order. The price of each kit will vary according to the dates of purchase, the sizes of the kits and the market prices of raw materials, but the parties set an estimated price based on current market conditions, the timing of purchases have been set out in the order cited below:

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

The above prices may be adjusted in a significant increase in raw materials or materials during the term of this contract, subject to proof of the increases, just as it may change the order in larger amounts than requested, but not, in smaller quantities and that prices are established based on a minimum of 3,400 kits. Either party may terminated the agreement upon a violation of the terms and conditions without the need of judicial declaration.

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

Because we only had $18 in cash at March 31, 2012, which is insufficient to fund any operations, the report of our independent registered public accounting firm on our financial statements for the period ended March 31, 2012 contains an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.  We will need to raise substantial funds in order to develop the INCABLOCK products which we have recently licensed from Eco Global Corporation, and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

Results of Operations

We were incorporated on May 4, 2010, and have incurred expenses of approximately $140,841 through March 31, 2012. These expenses largely consist of formation expenses and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents. We have not had any revenue.

We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase as compared to the period ended March 31, 2012. In addition, we expect to incur research and development expenses as we seek to advance our products..

Liquidity and Capital Resources

As of March 31, 2012, we had a cash balance of only $18. There were no other assets, and accrued expenses were approximately $106,474, all due to Accelerated Venture Partners, LLC, or AVP, a related party. We had a stockholders’ deficit of approximately $106,456 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Inca Global until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Inca Global, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

The Company intends to seek an aggregate of $10,000,000 in 2012 and 2013 through the sale of equity or convertible debt securities, the issuance of these securities could dilute existing shareholders. The Company’s funding plans include selling additional capital stock and/or borrowing to fund the aforementioned expenses. The Company intends to approach Hedge Funds, Venture Capital Groups, Private Investment Groups and other Institutional Investment Groups in its efforts to achieve future funding. It is estimated that $3,369,000 will be used for management, sales and marketing, $5,557,100 will be used for the building of a manufacturing plant including the employee salaries and an estimated $821,000 will be spent on legal, accounting, rent and other payables leaving $1,095,000 in reserve for increased working capital. It estimated the minimum amount of capital the company needs to raise over the next twelve months is $1 million to continue operations.  There is no guarantee that the Company will be able to raise this or any amount of additional capital and a failure to do so would have a significant adverse effect on the Company’s ability, or would cause significant delays in its ability to address the market for purchases of building materials and homes by commercial enterprises and achieve its Business Plan. Neither the Company nor any of its advisors or consultants has significant experience in raising funds similar to the $10,000,000 estimated to be required.

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

INCA GLOBAL, INC.

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Inca Global, Inc.

I have audited the accompanying balance sheet of Inca Global, Inc. as of March 31, 2012 and March 31, 2011 and the related statements of operations, stockholders’ deficit and cash flows for the period from inception (May 4, 2010) through March 31, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Inca Global, Inc. at March 31, 2012, and the results of its operations and its cash flows for the period from inception (May 4, 2010) through March 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since its inception and has limited cash. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

/s/ Peter Messineo, CPA
Palm Harbor, Florida
June 27, 2012

INCA GLOBAL INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	March 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18	$14,000

TOTAL ASSETS	18	14,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accrued expenses due to founder	106,474	58,915
	-	-
TOTAL LIABILITIES	106,474	58,915

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued or outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 25,362,500 shares issued and outstanding	2,536	2,536

Additional paid-in capital	31,849	31,849
Deficit accumulated during the development stage	(140,841)	(79,300)
TOTAL STOCKHOLDERS' DEFICIT	(106,456)	(44,915)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$18	$14,000

The accompanying notes are an integral part of these financial statements.

INCA GLOBAL, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

			May 4,
			2010
			(Inception)
	Year ended	Year ended	Through
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating expenses:
General and administrative	$61,541	$79,300	$140,841

Operating loss	$61,541	$79,300	$140,841

Net loss	$(61,541)	$(79,300)	$

Basic and diluted net loss per share	$(0.00)	$(0.01)	$

Basic earnings (loss) per share - Basic and diluted
Weighted average number of common shares outstanding	25,362,500	6,532,560	-

The accompanying notes are an integral part of these financial statements.

INCA GLOBAL, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT

	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance prior to inception	—	$—	$—	$—	$—
Issuance of common stock to founder for cash, May 4, 2010 at $.0001 per share	5,000,000	500	1,500	—	2,000
Tender of shares by founder, March 7, 2011 at $.0001 per share	(3,500,000)	(350)	350	—	—
Issuance of common stock under stock option granted to founder for consulting services, March 7, 2011 at $.0001 per share	1,500,000	150	—	—	150
Issuance of common stock under subscription agreement with Daniel Correa, March 7, 2011 at $.0001 per share	22,350,000	2,235	—	—	2,235
Issuance of common stock under subscription agreement with investor March 28, 2011 at $2.40 per share	12,500	1	29,999		30,000
Net loss / comprehensive loss	—	—	—	(79,300)	(79,300)
Balances at March 31, 2011	25,362,500	$2,536	$31,849	$(79,300)	$(44,915)

Net loss / Comprehensive loss				(61,541)	(61,541)

Balances at March 31, 2012	25,362,500	$2,536	$31,849	$(140,841)	$(106,456)

The accompanying notes are an integral part of these financial statements.

INCA GLOBAL, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	March 31, 2012	March 31, 2011	Inception (May 4, 2010) through March 31, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(61,541)	$(79,300)	$(140,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	47,559	58,915	106,474
Stock-based compensation	---	—	----
Net cash used in operating activities	(13,982)	(20,385)	(34,367)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	34,385	34,385

Net increase (decrease) in cash and cash equivalents	(13,982)	14,000	18

Cash and equivalents at beginning of period	14,000	—	—

Cash and equivalents at end of period	$18	$14,000	$18

The accompanying notes are an integral part of these financial statements.

INCA GLOBAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

 Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $140,841, accrued expenses to its founder of $106,474 and cash of only $18 as of March 31, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

INCA GLOBAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

Impairment of Long-Lived Assets

The Company will review long-lived assets for impairment whenever events or changes in business circumstances would indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when future estimated cash flows expected to result from the use of the asset, and its eventual disposition, are less than the carrying amount of the asset. The impairment loss would be based on the excess of the carrying value over its respective fair value. Through March 31, 2012, the Company had not acquired any long-lived assets and had not recorded any impairment losses.

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
MARCH 31, 2012

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

As of March 31, 2012, there were 25,362,500 shares issued and outstanding and 5,962,500 shares of common stock were reserved for issuance under the Company’s Stock Option Plan. There were 68,672,500 shares of common stock available for future issuance.

Note 3. Stock-Based Compensation

The Company has adopted a stock-based compensation plan for its employees, directors and consultants, which provide for the grant of stock awards to defined service providers of the Company. As of March 31, 2012, the Company had not issued any equity awards under the plan and, accordingly, no compensation expense has been recognized.

INCA GLOBAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

Note 4. Income Taxes

There is no provision for income taxes for the period ended March 31, 2012 because the Company has incurred net operating losses since inception. The ultimate realization of any deferred tax assets is dependent upon the generation of future taxable income. In assessing its deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the Company’s limited operations, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against its deferred tax assets. Deferred tax assets, before consideration of the valuation allowance, consist solely of $25,000 in net operating loss carryforwards ($20,000 federal and $5,000 state).
The Company’s federal net operating loss carryfowards of $127,000 and state net operating loss carryforwards of $140,000 will expire in the Company’s fiscal year ending March 31, 2031. Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company believes such an ownership change occurred with the sale of common stock to Daniel Correa on March 7, 2011, although the effect on the Company’s income taxes is expected to be immaterial due to the minimal net loss incurred through that date. Future ownership changes may result in additional annual limitations of NOL carryforwards and R&D credit carryforwards, if any are generated before the ownership change.

As of March 31, 2012, there were no unrecognized tax benefits. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the one period presented, and there is no tax examination currently in progress.

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

Note 6. Related Party Transactions

The Managing Partner of AVP is Timothy Neher, a former director of the Company and the only officer of the Company prior to March 7, 2011. From inception through March 31, 2012, the Company paid $20,385 cash to AVP and accrued $106,474 for expenses due to AVP. See Note 2 for a description of the stock transactions involving AVP. See Note 7 for a description of commitments to AVP.

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
MARCH 31, 2012

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

As permitted under Delaware law and in accordance with its Bylaws, Inca Global indemnifies its officers and directors for certain expenses incurred from legal or other proceedings that arise as a result of the director or officer’s service to the Company. There is no limitation on the term of the indemnification and the maximum amount of potential future indemnification is unlimited. The Company currently does not have a directors and officers insurance policy that could limit its exposure and enable it to recover a portion of any future amounts paid. The Company believes the fair value of these officer and director indemnification agreements is minimal, and, accordingly, has not recorded any liabilities for these agreements as of March 31, 2012.

From time to time, Inca Global may be involved in claims and other legal matters arising in the ordinary course of business. Management is not currently aware of any matters that it believes are likely to have a material adverse effect on its financial position or results of operations.

Note 8. Subsequent Events

On June 6, 2012 the Company fully vested 1,500,000 shares of common stock issued to AVP on March 7, 2011, when the Company entered into a Consulting Services Agreement with AVP.  The agreement requires AVP to provide the Company with certain advisory services that include reviewing the Company’s business plan, identifying and introducing prospective financial and business partners, and providing general business advice regarding the Company’s operations and business strategy. Furthermore, the Company issued AVP 3,800,000 shares of common stock at a par value of .0001 per share to AVP as an incentive to continued services.

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

Based on our evaluation under the framework in Internal Controls — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm due to our reporting status as a smaller public company.

ITEM 9B.  OTHER INFORMATION

In our fiscal fourth quarter which ended March 31, 2012, we had no events that were required to be reported on Form 8-K that were not filed to date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following individuals currently serve as our executive officers and directors:

Name	Age	Positions

Daniel Correa PhD.	59	Director, CEO, CFO, Treasurer

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

 ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in 2012 for our principal executive officers, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our Company at March 31, 2012.

None

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding from inception May 4, 2010 through March 31, 2012:

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as of March 31, 2012, by: (I) each current director; each nominee for director, and executive officer of the Company; (ii) all directors and executive officers as a group; and (iii) each shareholder who owns more than five percent of the outstanding shares of the Company's Common Stock. Except as otherwise indicated, the Company believes each of the persons listed below possesses sole voting and investment power with respect to the shares indicated.

Name and Address	Number of Shares	Percentage Owned

Daniel Correa PhD. 123 Worthington St. Spring Valley, CA 91977	22,350,000	89%

Accelerated Venture Partners, LLC 1840 Gateway Drive, Suite 200 Foster City CA, 94404	3,000,000	11%

Timothy Neher (5)	3,000,000	11%
___________

(1) This table is based upon 25,362,500 shares issued and outstanding as March 31, 2012.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

As of March 31, 2012, the Board consisted of Daniel Correa. The Board has determined that Mr. Correa is not an independent director as defined by the rules of The Nasdaq Stock Market.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

On July 6, 2011 we selected Peter Messineo, CPA as our independent registered public accounting firm for the fiscal year ended March 31, 2011 and March 31, 2012. Fees billed or to be billed to the Company by Peter Messineo, CPA for professional services include $1,800 for review of quarterly reports and audit of the Company’s financial statements for the period ended March 31, 2012.

There were no other audit fees, audit-related fees, tax fees or other fees billed by either of our independent registered public accounting firms during the fiscal year ended March 31, 2012. All audit fees have been pre-approved by the Board of Directors.

PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

Financial statements as of March 31, 2011 and for the period then ended are included in Item 8. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits:

The following exhibits are incorporated by reference or filed as part of this report.

		Incorporated by Reference
Exhibit No.	Description	Form	Exhibit Number in form	Date of Filing	Filed Herewith

3.1	Certificate of Incorporation	10	3.1	7/30/2010

3.2	Certificate of Amendment of Certificate of Incorporation	8-KA	3.1	6/10/2011

3.3	Bylaws of the Company	10	3.2	7/30/2010

10.1	Subscription Agreement for sale of common stock to Daniel Correa, dated as of March 8, 2011	8-K	10.1	3/11/2011

10.2	Consulting Agreement by and among the Company and Accelerated Venture Partners, LLC, dated as of March 8, 2011	8-K	10.4	3/11/2011

10.3	Licensing Agreement by and among the Company and Eco Global Corporation, dated as of March 11, 2011	8-K	10.1	3/22/2011

10.4	Sales Agreement by and among the Company and Cofimich SA DE CV, SOFOM E.N.R.”)	10-K	10.4	7/14/2011

10.6	2011 Employee, Director and Consultant Stock Plan *	10-K	10.6	7/14/2011

24.1	Powers of Attorney. (Contained on Signature Page)				x

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x

101	XBRL Documents				x

*	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inca Global, Inc.

Dated: June 27, 2011	By:	/s/ Daniel Correa PhD.
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

Signature	Title	Date

/ S / Daniel Correa PhD. Daniel Correa PhD.	Chief Executive Officer (Principal Executive Officer)	June 27, 2011

/ S / Daniel Correa PhD. Daniel Correa PhD.	Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2011