Form 10-Q
period 2012-09-30
Inca Global, Inc
filed 2012-11-14
CIK 1497917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of the common stock, as of the latest practicable date:   Common Stock, $0.0001 par value: 29,162,500 shares outstanding as of November 1, 2012.

Index

PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited)	3

	Balance Sheets as of September, 2012 (unaudited) and March 31, 2012 (audited)	3

	Statements of Operations for the six months ended September 30, 2012 and for the six months ended September 30, 2011 and for the cumulative period from inception (May 4, 2010) through September 30, 2012 (unaudited)	4

	Statement of Stockholders’ Equity (Deficit)	5

	Statements of Cash Flows for the six months ended September 30, 2012 and for the six months ended September 30, 2011 and for the cumulative period from inception (May 4, 2010) to September 30, 2012 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	(Reserved and Removed)	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

Signatures		20

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

INCA GLOBAL, INC.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$18	$18

	$18	$18

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses due shareholder	$129,474	$106,474

Total liabilities	129,474	106,474

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; none issued or outstanding	—	---
Common stock, $0.0001 par value, 100,000,000 shares authorized, 25,362,500 and 29,162,500 shares issued and outstanding	2,916	2,536
Additional paid-in capital	7,631,469	31,849
Accumulated deficit	(7,763,841)	(140,841)

Total stockholders’ deficit	(129,456)	(106,456)

	$18	$18

See accompanying notes.

INCA GLOBAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended		Inception (May 4, 2010) through September 30,
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	2012(Cumulative)
			(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—	$—

Operating expenses
General and administrative	10,000	800	7,623,000	36,610	7,763,841

Total operating expenses	10,000	800	7,623,000	36,610	7,763,841

Net loss	$(10,000)	$(800)	$(7,623,000)	$(36,610)	$(7,763,841)

Basic and diluted net loss per share	$(0)	(0.00)	$(0)	(0.00)

Shares used in basic and diluted net loss per share calculation	29,162,500	23,500,000	29,162,500	23,500,000

See accompanying notes.

INCA GLOBAL, INC.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended September 30, 2012	Six months ended September 30, 2011	Inception (May 4, 2010) through September 30, 2012 (Cumulative)
OPERATING ACTIVITIES:
Net loss	$(7,623,000)	$(36,610)	(7,763,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in accrued expenses due to founder	10,000	22,010	129,474
Stock-based compensation	7,600,000	—	7,600,000

Net cash used in operating activities	(13,000)	(14,600)	(34,367)

FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	—	-	34,385

Net increase in cash and cash equivalents	—	-	18

Cash and equivalents at beginning of period	18	200	—
Cash and equivalents at end of period	$18	$200	18

See accompanying notes.

INCA GLOBAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
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

Basis of Presentation

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for reporting on complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and notes in the Company’s Annual Report on Form 10-K for the year ended March 31, 2012. The condensed financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. Such adjustments consist only of normally recurring items. The operating results for the three-month reporting period ended September30, 2012 are not necessarily indicative of operating results that may be expected for any other interim periods or for the fiscal year ending March 31, 2013.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $7,763,841, accrued expenses to its founder of $129,474 and cash of only $18 as of September 30, 2012. The Company’s ability to continue as a going concern is dependent upon its ability to obtain financing necessary for it to meet its obligations, develop the products that it has licensed, and ultimately generate revenues from the sale of these products. The Company’s founder has agreed to fund certain administrative operating expenses of the Company until the Company succeeds in raising additional funds. Management’s plans include raising additional funds through an equity financing or licensing transaction in order to meet the Company’s obligations and develop its product candidates, but funding may not be available and the Company may be unsuccessful in raising additional capital of any type. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

INCA GLOBAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
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

During the six months ended September 30 2012, the Company entered into an agreement under which it agreed to grant stock-based compensation Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of .0001 per share.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the three months ended September 30, 2012 was $7,600,000. The Company recognized stock-based compensation expense of $7,600,000 during the three months ended September 30, 2012, respectively, which was all included in general and administrative expenses.

3. Related Party Transactions

During the six months ended September 30, 2011, the Company accrued $23,000 for expenses due to Accelerated Venture Partners, LLC (“AVP”), which is controlled by a shareholder of the Company. As of September 30, 2012, all liabilities owed by the Company are payable to AVP. The Managing Partner of AVP is Timothy Neher, a former director of the Company and the only officer of the Company prior to March 7, 2011. From inception through September 30, 2012, the Company paid $20,385 cash to AVP and accrued $129,474 for expenses due to AVP. See Note 2 for a description of the stock transactions involving AVP.

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
September 30, 2012
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Current Report on Form 10-Q are forward-looking statements that involve risks and uncertainties. The Company’s Annual Report on Form 10-K, filed with the SEC on September 29, 2012, provides examples of risks, uncertainties and events that may cause our actual results to differ materially from those implied or projected in this Current Report on Form 10-Q. Except as may be required by law, we undertake no obligation to update any forward-looking statement to reflect events after the date of this report.

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

Going Concern

Because we only had $18 in cash at March 31, 2012, our most recent fiscal year-end, the report of our independent registered public accounting firm on our financial statements for the period ended September 30, 2012 contained an explanatory paragraph regarding their substantial doubt about our ability to continue as a going concern. Our auditors’ opinion is based upon our operating losses and our need to obtain additional financing to sustain operations.  Our ability to continue as a going concern will be dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due, and to generate sufficient revenues from our operations to pay our operating expenses.  We will need to raise substantial funds in order to develop the HPV products which we have recently licensed from Inca Global Nevada, and if we cannot raise additional funds we may need to abandon development of these products and cease operations.

Results of Operations

We were incorporated on May 4, 2010, During the six months ended September 30, 2012, which was the second quarter of our fiscal year ending March 31, 2013, we had no revenue and incurred general and administrative expenses of $7,623,000. Our net loss was $7,623,000, due to the general and administrative expenses. General and administrative expenses for the second quarter of fiscal 2013 consisted of $10,000 for administrative support, which mostly consisted of document preparation and EDGAR filing with the SEC. The Company incurred expenses of $10,000, $35,810 and 7,763,841for the three month period ending September 30, 2012, 2011 and for the period May 4, 2010 (date of inception) through September 30, 2012, respectively. These expenses largely consist of stock based compensation, formation expenses and administrative expenses related to the start-up and organization of our business that have been incurred by and funded by AVP. Expenses include legal fees, accounting fees, costs associated with SEC filings and preparation of documents.

During the six months ended September 30 2012, the Company entered into an agreement under which it agreed to grant stock-based compensation Accelerated Venture Partners (AVP) for extending consulting services to the Company. Pursuant to the terms of the agreement the Company agreed to grant AVP 3,800,000 shares of common stock at a purchase price of .0001 per share.

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

The Company believes the only material estimate used in estimating the value stock options was the estimated fair value of the common stock, and that assumed volatility, term, interest rate and dividend yield changes would be not result in material differences in stock option valuations. Based on the assumed value of common stock, the grant-date fair value of stock granted during the six months ended September 30, 2012 was $7,600,000. The Company recognized stock-based compensation expense of $7,600,000 during the six months ended September 30, 2012, respectively, which was all included in general and administrative expenses. General and administrative expenses were higher in the six month period ended in September 30, 2012 compared to the period ended September 30, 2011 due to the stock-based compensation granted. We expect that, if we are successful in securing additional capital, future general and administrative expenses will increase significantly as compared to the period ended September 30, 2012. In addition, we expect to incur research and development expenses as we seek to advance our product.

Liquidity and Capital Resources

As of September 30, 2012, we had a cash balance of only $18. There were no other assets, and accrued expenses were $129,474, all due to AVP, a related party. We had a stockholders’ deficit of approximately $129,456 and no means to pay the liabilities in excess of our assets. AVP has agreed to fund certain administrative operating expenses of Inca Global until the Company succeeds in raising additional funds, at which point the administrative operating expenses will be due. However, AVP may seek to force earlier payment of the amounts which we owe, or AVP may decide in the future not to continue funding costs on behalf of Inca Global, although we are not aware of any plans for them to do so. If we are not successful in raising additional capital, we may not be able to pay our liabilities and may have to cease operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on his evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive and Financial Officers concluded that our disclosure controls and procedures were effective as of September 30, 2012, the end of the period covered by this report.

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

INCA GLOBAL, INC.

Dated: November 13, 2012	/s/ Daniel Correa Phd. Daniel Correa Phd.
Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter endedSeptmber 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101*	XBRL Reports

* To be filed by amendment